Form 10-Q
period 1999-09-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 1999-11-16
CIK 1091601

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-84903

                            ------------------------

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3983670
     (State or other jurisdiction               (IRS Employer Identification No.)
   of incorporation or organization)

            4508 IDS CENTER                                   55402
        MINNEAPOLIS, MINNESOTA                              (Zip Code)
    (Address of principal executive
               offices)

                                 (612) 332-2335
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    The number of shares outstanding of the Registrant's common stock at October 15, 1999 was 9,764 shares of class A common stock, 20,660 shares of class B common stock, 5,165 shares of class C common stock, 6,590 shares of class D-1 common stock, 6,817 shares of class D-2 common stock and 3,352 shares of class E common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

                         QUARTERLY FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Condensed Consolidated Statements of Operations (unaudited)
  for the Three Months Ended September 30, 1999 and 1998....      3

Condensed Consolidated Statements of Operations (unaudited)
  for the Nine Months Ended September 30, 1999 and 1998.....      4

Condensed Consolidated Balance Sheets at September 30, 1999
  (unaudited) and December 31, 1998.........................      5

Condensed Consolidated Statements of Cash Flows (unaudited)
  for the Nine Months Ended September 30, 1999 and 1998.....      6

Notes to Condensed Consolidated Financial Statements
  (unaudited)...............................................      7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     16

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS--UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   SEPT. 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Sales.......................................................  $81,301    $72,905
Cost of sales...............................................   64,329     58,189
                                                              -------    -------
  Gross profit..............................................   16,972     14,716
Selling, general and administrative expenses................    5,256      3,957
Recapitalization expenses...................................      799         --
Amortization expense........................................    2,848      4,384
                                                              -------    -------
  Operating income..........................................    8,069      6,375
Interest expense and other, net.............................   10,956      6,595
                                                              -------    -------
  Loss before benefit for income taxes......................   (2,887)      (220)
Benefit for income taxes....................................   (1,154)       (90)
                                                              -------    -------
  Net loss..................................................  $(1,733)   $  (130)
                                                              =======    =======

                  The accompanying notes are an integral part of these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS--UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   SEPT. 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Sales.......................................................  $246,990   $218,468
Cost of sales...............................................   187,735    166,656
                                                              --------   --------
  Gross profit..............................................    59,255     51,812
Selling, general and administrative expenses................    15,484     12,839
Recapitalization expenses...................................    21,950         --
Amortization expense........................................     8,353     12,868
                                                              --------   --------
  Operating income..........................................    13,468     26,105
Interest expense and other, net.............................    24,779     15,439
                                                              --------   --------
  Income (loss) before provision (benefit) for income taxes
    and extraordinary loss..................................   (11,311)    10,666
Provision (benefit) for income taxes........................    (4,523)     4,286
                                                              --------   --------
  Income (loss) before extraordinary item...................    (6,788)     6,380
Extraordinary loss on early extinguishment of debt, net of
  income taxes..............................................     8,112        805
                                                              --------   --------
  Net income (loss).........................................  $(14,900)  $  5,575
                                                              ========   ========

                  The accompanying notes are an integral part of these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               SEPT. 30,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 18,162      $  4,128
  Accounts receivable, net..................................      77,365        55,242
  Inventories...............................................      23,109        17,077
  Other current assets......................................       5,011        10,042
                                                                --------      --------
    Total current assets....................................     123,647        86,489

Property, plant and equipment, net..........................     157,266       147,505
Intangible and other assets, net............................     172,772       170,799
                                                                --------      --------
                                                                $453,685      $404,793
                                                                ========      ========

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)
Current liabilities:
  Current maturities of long-term debt......................    $ 14,141      $ 13,113
  Accounts payable..........................................      27,620        27,814
  Accrued liabilities.......................................      22,819        23,329
                                                                --------      --------
    Total current liabilities...............................      64,580        64,256

Long-term debt, net of current maturities...................     284,276       198,467
Senior subordinated notes...................................     175,000            --
Other noncurrent liabilities................................       6,832         5,165
                                                                --------      --------
    Total liabilities.......................................     530,688       267,888

Convertible redeemable series A preferred stock.............          --        12,217
                                                                --------      --------
Stockholders' investment (deficit):
  Common stock..............................................          --            --
  Additional paid-in capital................................       6,185       109,034
  Retained earnings (deficit)...............................     (83,748)       14,224
  Accumulated other comprehensive income--foreign currency
    translation adjustment..................................         560         1,430
                                                                --------      --------
    Total stockholders' investment (deficit)................     (77,003)      124,688
                                                                --------      --------
                                                                $453,685      $404,793
                                                                ========      ========

                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS--UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   SEPT. 30,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (14,900)  $  5,575
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
    Depreciation and amortization...........................     25,153     26,862
    Other non-cash items....................................     12,328       (281)
    Changes in other operating items........................    (17,737)    (6,358)
                                                              ---------   --------
      Net cash provided by operating activities.............      4,844     25,798
                                                              ---------   --------
INVESTING ACTIVITIES:
  Acquisitions, net.........................................    (14,864)   (74,579)
  Capital expenditures, net.................................    (20,829)   (22,227)
                                                              ---------   --------
      Net cash used for investing activities................    (35,693)   (96,806)
                                                              ---------   --------
FINANCING ACTIVITIES:
  Revolving credit facility borrowings......................     21,407     17,728
  Repayments on revolving credit facility borrowings........    (14,472)        --
  Long-term borrowings......................................    606,761     72,988
  Repayment of long-term borrowings.........................   (357,288)   (60,947)
  Recapitalization..........................................   (359,993)        --
  Proceeds from sale of common stock........................    162,185     38,005
  Other, net................................................    (15,930)    (4,839)
                                                              ---------   --------
      Net cash provided by financing activities.............     42,670     62,935
                                                              ---------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      2,213       (199)
                                                              ---------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     14,034     (8,272)

CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................      4,128     14,438
                                                              ---------   --------
  End of period.............................................  $  18,162   $  6,166
                                                              =========   ========

                  The accompanying notes are an integral part of these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

  1. The accompanying condensed consolidated financial statements have been prepared by J.L. French Automotive Castings, Inc. (the "Company") without audit. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.

     Revenues and operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

  2. The following presents comprehensive income (loss), defined as changes in the stockholders' investment of the Company, for the three and nine month periods ended September 30, 1999 and 1998 (in thousands):

                                               THREE MONTHS        NINE MONTHS ENDED
                                              ENDED SEPT. 30,          SEPT. 30,
                                            -------------------   -------------------
                                              1999       1998       1999       1998
                                            --------   --------   --------   --------
Net income (loss).........................  $(1,733)    $ (130)   $(14,900)   $5,575
Change in cumulative translation
  adjustment..............................    1,864      2,357        (870)    3,999
                                            -------     ------    --------    ------
Comprehensive income (loss)...............  $   131     $2,227    $(15,770)   $9,574
                                            =======     ======    ========    ======

  3. On April 21, 1999, the Company completed a recapitalization transaction (the "Recapitalization"). Pursuant to the Recapitalization Agreement, immediately prior to the Recapitalization, each share of Class B, Class C and Class D common stock was converted into one share of Class A common stock. In addition, each share of Convertible Redeemable 7% Series A preferred stock was converted into one share of Series B preferred stock and 2.26372 shares of Class A common stock, and the Company restated its Articles of Incorporation to authorize 20,000 shares of Class A common stock, 30,000 shares of Class B common stock, 2,000 shares of Class C common stock, 15,000 shares of Class D-1 common stock, 7,500 shares of nonvoting Class D-2 common stock and 1,000 shares of Class E common stock. Concurrently with the above transactions, new investors acquired 1,650.06 shares of Class A common stock, 17,099.89 shares of Class B common stock, 4,274.97 shares of Class C common stock, 5,509.97 shares of Class D-1 common stock, 5,699.96 shares of Class D-2 common stock and 2,802.48 shares of Class E common stock for total consideration of $156.0 million. In addition, the Company borrowed $295.0 million pursuant to a new Senior Credit Facility and $130.0 million pursuant to a Subordinated Financing Facility.

     The proceeds from the equity investment, the Senior Credit Facility and the Subordinated Financing Facility were used to retire $184.0 million of existing indebtedness, to redeem the outstanding Series B preferred stock for $12.3 million, $336.5 million to repurchase certain shares of Class A common stock, $21.5 million to redeem all outstanding options and approximately $6.2 million of fees associated with the transaction. The redemption of stock options was recorded as compensation expense at the date of the Recapitalization and recorded in the

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     condensed consolidated statements of operations as recapitalization expense. As a result of the Recapitalization, approximately 87% of all classes of the combined capital stock of the Company were acquired which represented 85% of the shares eligible to vote. An additional payment of $5.9 million was made to those persons who were stockholders prior to the Recapitalization based on a post-closing determination of working capital as of the closing date of the Recapitalization.

     The Recapitalization, along with other recurring changes in retained earnings, was included in stockholders' deficit during the nine months ended September 30, 1999. The following is a rollforward of stockholders' deficit for such period (in thousands):

Beginning balance as of January 1, 1999.....................  $ 124,688
Issuance of common stock....................................      6,185
Equity investment...........................................    156,000
Recapitalization............................................   (347,776)
Net loss....................................................    (14,900)
Other changes...............................................     (1,200)
                                                              ---------
Ending balance as of September 30, 1999.....................  $ (77,003)
                                                              =========

     In connection with the Recapitalization, the historical basis of all assets and liabilities have been retained for financial reporting purposes, and the repurchase of the existing common stock and issuance of new common stock has been accounted for as an equity transaction. In addition, the Company incurred approximately $6.2 million of fees and expenses to finance the Recapitalization. These costs have been recorded as a reduction in stockholders' investment.

     In July 1999, the Company sold 1,629 shares of class A common stock to certain employees for aggregate proceeds of approximately $6.9 million. Approximately $700,000 of this amount was financed through notes to the Company which bear interest at 9% and are due in 2004. These notes are reflected as a reduction of stockholders' investment.

  4. Inventories consisted of the following (in thousands):

                                                            SEPT. 30,   DEC. 31,
                                                              1999        1998
                                                            ---------   --------
Raw materials.............................................   $ 3,645    $ 4,094
Components................................................     3,057      2,815
Work in process...........................................    10,820      5,045
Finished goods............................................     4,993      4,573
Supplies..................................................       594        550
                                                             -------    -------
                                                             $23,109    $17,077
                                                             =======    =======

  5. In January 1998, the Company effectively acquired 100% of the outstanding common stock of Morris Ashby Ltd. ("Morris Ashby"), located in the United Kingdom, for approximately $54.0 million in cash, including certain transaction costs, plus unsecured sterling loan notes issued to certain electing shareholders in the amount of $26.4 million. In April 1998, the Company acquired 100% of the outstanding common stock of Fundiciones Viuda De Ansola, S.A. ("Ansola"), located in Spain, for approximately
     $20.8 million in cash, including certain transaction costs.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     In August 1999, the Company acquired Inyecta Alum, S.A. de C.V., a Mexican supplier of aluminum die castings to DaimlerChrysler and GM, for an aggregate purchase price of $14.9 million. This acquisition was financed with cash on hand and available borrowings under the Company's revolving credit facility. The pro forma effects of this transaction are not material to the Company's results of operations for the nine months ended
     September 30, 1999 and 1998.

     The acquisitions noted above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the respective dates of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed have been recorded as goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since the respective dates of the acquisition.

  6. Long-term debt consisted of the following (in thousands):

                                                        SEPT. 30,   DECEMBER 31,
                                                          1999          1998
                                                        ---------   ------------
Senior Credit Facility:
  Revolving credit facility...........................  $  7,081      $     --
  Tranche A term loan.................................   103,596            --
  Tranche B term loan.................................   152,105            --
                                                        --------      --------
    Total senior credit facility......................   262,782            --
Old Credit Facility...................................        --        95,044
Old Subordinated Notes................................        --        78,610
Other, net............................................    35,635        37,926
                                                        --------      --------
                                                         298,417       211,580
Less-current maturities...............................   (14,141)      (13,113)
                                                        --------      --------
    Total long-term debt..............................  $284,276      $198,467
                                                        ========      ========

     In connection with the recapitalization, French Automotive and certain of its direct and indirect subsidiaries entered into the senior credit facility. On October 15, 1999, the Company amended and restated its senior credit facility in connection with its acquisition of Nelson (see Note 9) to provide for an additional $100.0 million of available borrowings. Following the repayment of a portion of the indebtedness under the senior credit facility with the proceeds of the offering of the subordinated notes discussed below and following its amendment, the senior credit facility now consists of (a) approximately $187.5 million of term loans, consisting of
     (1) a $155.0 million U.S. dollar-denominated term loan to French Automotive, (2) a pound sterling-denominated term loan to French Automotive in an amount equal to the pound sterling equivalent (determined as of the date such loan was made) of U.S. $17.5 million and (3) a pound sterling-denominated term loan to Morris Ashby in an amount equal to the pound sterling equivalent (determined as of the date such loan was made) of U.S. $17.5 million (collectively, the "tranche A term loan"); (b) a
     $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. The amendment increased the dollar-denominated portion of the tranche A term loan from $70.0 million to $155.0 million and increased the revolving credit facility from $75.0 million to $90.0 million. As of September 30, 1999, rates on borrowings under the senior credit facility varied from 7.6% to 8.4%.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors").

  7. In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009 ("Subordinated Notes"). Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the Subordinated Financing Facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The Subordinated Notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at September 30, 1999.

  8. The Company recorded an extraordinary loss, net of income tax benefits, of $8.1 million for the nine months ended September 30, 1999. The loss includes the write-off of unamortized debt issuance costs and original issue discount related to indebtedness that was retired in connection with the Recapitalization. The loss also includes the write-off of unamortized issuance costs related to the Subordinated Financing Facility which was retired with the proceeds of the Subordinated Notes in May 1999.

  9. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing of adoption.

     During 1998, the Company adopted Financial Accounting Standards Board Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that start-up activities be expensed as incurred, versus capitalizing and expensing them over a period of time. The adoption of SOP 98-5 did not affect the Company's consolidated results of operations or the financial position of the Company.

 10. On October 15, 1999, the Company acquired all of the outstanding stock of Nelson Metal Products Corporation ("Nelson") for an aggregate purchase price of $179.8 million including transaction costs. Nelson is a full service supplier of medium and large aluminum die castings for the automotive industry, with manufacturing facilities in Grandville, Michigan and Glasgow, Kentucky. Nelson's customers include GM and Ford. In connection with the acquisition of Nelson, the Company (i) amended and restated its senior credit facility to provide for additional borrowings of $100.0 million; (ii) borrowed $30.0 million from Tower Automotive, Inc. in exchange for the issuance of a 7.5% convertible subordinated promissory note; and (iii) issued 8,310 shares of its common stock, representing 15.9% of its outstanding common stock to some of its existing stockholders.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

 11. Supplemental cash flow information (in thousands):

                                               THREE MONTHS        NINE MONTHS ENDED
                                              ENDED SEPT. 30,          SEPT. 30,
                                            -------------------   -------------------
                                              1999       1998       1999       1998
                                            --------   --------   --------   --------
Cash paid for--
  Interest................................   $6,091     $2,564    $24,259    $11,411
  Income taxes............................      187      3,562      1,849      5,753

 12. The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's businesses. Each Guarantor is a direct wholly owned subsidiary of the Company and has fully and unconditionally guaranteed the 11.5% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material.

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                                 SEPT. 30, 1998
                             (AMOUNTS IN THOUSANDS)

                                        J.L. FRENCH
                                        AUTOMOTIVE                  NON-
                                         CASTINGS,    GUARANTOR   GUARANTOR
                                           INC.       COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                        -----------   ---------   ---------   ------------   ------------
Revenues..............................    $   --      $152,100     $66,368      $    --        $218,468
Cost of sales.........................        --       114,568      52,088           --         166,656
                                          ------      --------     -------      -------        --------
  Gross profit........................        --        37,532      14,280           --          51,812
Selling, general and administrative
  expenses............................        75         4,113       8,651           --          12,839
Amortization expense..................        --        11,344       1,524           --          12,868
                                          ------      --------     -------      -------        --------
  Operating income (loss).............       (75)       22,075       4,105           --          26,105
Interest expense (income).............       (32)       10,987       4,484           --          15,439
                                          ------      --------     -------      -------        --------
  Income (loss) before income taxes,
    equity in earnings (losses) of
    sub-sidiaries and extraordinary
    loss..............................       (43)       11,088        (379)          --          10,666
Provision (benefit) for income
  taxes...............................        --         4,438        (152)          --           4,286
Equity in earnings (losses) of
  subsidiaries........................     5,618            --          --       (5,618)             --
                                          ------      --------     -------      -------        --------
  Income (loss) before extraordinary
    loss..............................     5,575         6,650        (227)      (5,618)          6,380
Extraordinary loss....................        --           805          --           --             805
                                          ------      --------     -------      -------        --------
  Net income (loss)...................    $5,575      $  5,845     $  (227)     $(5,618)       $  5,575
                                          ======      ========     =======      =======        ========

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

 12. Condensed consolidating guarantor and non-guarantor financial information (continued):

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                 SEPT. 30, 1998
                             (AMOUNTS IN THOUSANDS)

                                        J.L. FRENCH
                                        AUTOMOTIVE                  NON-
                                         CASTINGS,    GUARANTOR   GUARANTOR
                                           INC.       COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                        -----------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss)...................   $  5,575     $  5,845    $   (227)     $ (5,618)      $  5,575
  Adjustments to reconcile net cash
    provided by (used for) operating
    activities:
    Depreciation and amortization.....         --       20,889       5,973            --         26,862
    Other non-cash items..............         --          158        (439)           --           (281)
    (Income)/loss from investment in
      subsidiaries....................     (5,618)          --          --         5,618             --
    Changes in other operating
      activities......................      6,234      (24,373)     11,781            --         (6,358)
                                         --------     --------    --------      --------       --------
    Net cash provided by operating
      activities......................      6,191        2,519      17,088            --         25,798
                                         --------     --------    --------      --------       --------
INVESTING ACTIVITIES:
  Acquisitions, net...................    (38,183)          --     (72,724)       36,328        (74,579)
  Capital expenditures, net...........         --      (17,059)     (5,168)           --        (22,227)
                                         --------     --------    --------      --------       --------
    Net cash provided by (used for)
      investing activities............    (38,183)     (17,059)    (77,892)       36,328        (96,806)
                                         --------     --------    --------      --------       --------
FINANCING ACTIVITIES:
  Borrowings on revolving credit
    facilities, net...................         --       15,107       2,621            --         17,728
  Long-term borrowings................         --       45,000      27,988            --         72,988
  Repayment of long-term borrowings...         --      (58,607)     (2,340)           --        (60,947)
  Capital investment..................     36,194           --      38,139       (36,328)        38,005
  Other, net..........................     (3,855)        (210)       (774)           --         (4,839)
                                         --------     --------    --------      --------       --------
    Net cash provided by (used for)
      financing activities............     32,339        1,290      65,634       (36,328)        62,935
                                         --------     --------    --------      --------       --------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS....................         --           --        (199)           --           (199)
                                         --------     --------    --------      --------       --------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS.........................        347      (13,250)      4,631            --         (8,272)
CASH AND CASH EQUIVALENTS:
  Beginning of period.................         84       14,354          --            --         14,438
                                         --------     --------    --------      --------       --------
  End of period.......................   $    431     $  1,104    $  4,631      $     --       $  6,166
                                         ========     ========    ========      ========       ========

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. Condensed consolidating guarantor and non-guarantor financial information (continued):

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS FOR THE NINE MONTHS ENDED SEPT. 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                        J.L. FRENCH
                                        AUTOMOTIVE                  NON-
                                         CASTINGS,    GUARANTOR   GUARANTOR
                                           INC.       COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                        -----------   ---------   ---------   ------------   ------------
                ASSETS
Current assets:
  Cash and cash equivalents...........   $    186     $ 15,027    $  2,949     $      --       $ 18,162
  Accounts receivable, net............      5,119       52,150      20,096            --         77,365
  Inventories.........................         --       10,629      12,480            --         23,109
  Other current assets................      1,426         (551)      4,136            --          5,011
                                         --------     --------    --------     ---------       --------
    Total current assets..............      6,731       77,255      39,661            --        123,647
Property, plant and equipment, net....         --       82,188      75,078            --        157,266
Investment in subsidiaries............    150,425           --          --      (150,425)            --
Intangible and other assets, net......     11,094       93,401      68,277            --        172,772
                                         --------     --------    --------     ---------       --------
                                         $168,250     $252,844    $183,016     $(150,425)      $453,685
                                         ========     ========    ========     =========       ========

    LIABILITIES AND STOCKHOLDERS'
          INVESTMENT (DEFICIT)
Current liabilities:
  Accounts payable....................   $     --     $  9,918    $ 17,702     $      --       $ 27,620
  Accrued liabilities.................      6,804        8,324       7,691            --         22,819
  Current maturities of long-term
    debt..............................      9,666           --       4,475            --         14,141
                                         --------     --------    --------     ---------       --------
    Total current liabilities.........     16,470       18,242      29,868            --         64,580
                                         --------     --------    --------     ---------       --------
Long-term debt........................    403,184           --      56,092            --        459,276
Other noncurrent liabilities..........         --           --       6,832            --          6,832
Inter-company.........................   (173,842)     136,707      37,135            --             --
                                         --------     --------    --------     ---------       --------
    Total liabilities.................    245,812      154,959     129,927            --        530,688
Stockholders' investment (deficit):
  Additional paid-in capital..........      6,186       84,856      52,976      (137,833)         6,185
  Retained earnings (deficit).........    (83,748)      13,039        (447)      (12,592)       (83,748)
  Accumulated other comprehensive
    income............................         --           --         560            --            560
                                         --------     --------    --------     ---------       --------
    Total stockholders' investment
      (deficit).......................    (77,562)      97,895      53,089      (150,425)       (77,003)
                                         --------     --------    --------     ---------       --------
                                         $168,250     $252,844    $183,016     $(150,425)      $453,685
                                         ========     ========    ========     =========       ========

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. Condensed consolidating guarantor and non-guarantor financial information (continued):

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                                 SEPT. 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                        J.L. FRENCH
                                        AUTOMOTIVE                  NON-
                                         CASTINGS,    GUARANTOR   GUARANTOR
                                           INC.       COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                        -----------   ---------   ---------   ------------   ------------
Revenues..............................   $     --     $174,295     $72,695       $   --        $246,990
Cost of sales.........................         --      128,459      59,276           --         187,735
                                         --------     --------     -------       ------        --------
  Gross profit........................         --       45,836      13,419           --          59,255
Selling, general and administrative
  expenses............................        267        6,665       8,552           --          15,484
Recapitalization expenses.............      5,501       16,449          --           --          21,950
Amortization expense..................          4        7,075       1,274           --           8,353
                                         --------     --------     -------       ------        --------
  Operating income (loss).............     (5,772)      15,647       3,593           --          13,468
Interest expense......................      8,901       12,023       3,855           --          24,779
                                         --------     --------     -------       ------        --------
  Income (loss) before income taxes,
    equity in earnings (losses) of
    subsidiaries and extraordinary
    loss..............................    (14,673)       3,624        (262)          --         (11,311)
Provision (benefit) for income
  taxes...............................     (5,869)       1,450        (104)          --          (4,523)
Equity in earnings (losses) of
  subsidiaries........................     (2,010)          --          --        2,010              --
                                         --------     --------     -------       ------        --------
  Income (loss) before extraordinary
    loss..............................    (10,814)       2,174        (158)          --          (6,788)
Extraordinary loss....................      4,086        4,026          --           --           8,112
                                         --------     --------     -------       ------        --------
  Net income (loss)...................   $(14,900)    $ (1,852)    $  (158)      $2,010        $(14,900)
                                         ========     ========     =======       ======        ========

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

12. Condensed consolidating guarantor and non-guarantor financial information (continued):

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                 SEPT. 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                        J.L. FRENCH
                                        AUTOMOTIVE                  NON-
                                         CASTINGS,    GUARANTOR   GUARANTOR
                                           INC.       COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                        -----------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss)...................   $ (14,900)   $ (1,852)   $   (158)     $  2,010       $ (14,900)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities--
    Depreciation and amortization.....           4      17,788       7,361            --          25,153
    Other non-cash items..............       4,557       7,771          --            --          12,328
    Income (loss) in subsidiary.......       2,010          --          --        (2,010)             --
    Changes in other operating
      activities......................     (34,771)      4,258      12,115           661         (17,737)
                                         ---------    --------    --------      --------       ---------
      Net cash provided by (used for)
        operating activities..........     (43,100)     27,965      19,318           661           4,844
                                         ---------    --------    --------      --------       ---------
INVESTING ACTIVITIES:
  Acquisitions, net...................     (14,958)         --     (14,864)       14,958         (14,864)
  Capital expenditures, net...........          --     (13,198)     (7,631)           --         (20,829)
                                         ---------    --------    --------      --------       ---------
      Net cash used for investing
        activities....................     (14,958)    (13,198)    (22,495)       14,958         (35,693)
                                         ---------    --------    --------      --------       ---------
FINANCING ACTIVITIES:
  Revolving credit facilities
    borrowings (repayments)...........       1,000      (1,600)     (6,905)           --         (21,905)
  Long-term borrowings................     582,491          --      19,195            --         601,686
  Repayment of long-term borrowings...    (257,249)    (41,625)    (24,499)           --        (323,373)
  Recapitalization....................    (203,993)         --          --            --        (203,993)
  Capital investment..................          --          --      14,958       (14,958)             --
  Issuance of common stock............       6,185          --          --            --           6,185
  Other, net..........................     (71,306)     57,625      (2,249)           --         (15,930)
                                         ---------    --------    --------      --------       ---------
      Net cash provided by (used for)
        financing activities..........      57,128          --         500       (14,958)         42,670
                                         ---------    --------    --------      --------       ---------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS....................       1,094          --       1,780          (661)          2,213
                                         ---------    --------    --------      --------       ---------
NET CHANGES IN CASH AND CASH
  EQUIVALENTS.........................         164      14,767        (897)           --          14,034
CASH AND CASH EQUIVALENTS:
    Beginning of period...............          22         260       3,846            --           4,128
                                         ---------    --------    --------      --------       ---------
    End of period.....................   $     186    $ 15,027    $  2,949      $     --       $  18,162
                                         =========    ========    ========      ========       =========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPT. 30, 1999 TO THE THREE MONTHS ENDED
  SEPT. 30, 1998

SALES--Sales for the third quarter of 1999 increased by $8.4 million, or 11.5%, to $81.3 million from $72.9 million for the prior period. The increase was due to the ramp up of production volumes on business that was launched during 1998, principally transmission cases for Ford, and from the acquisition of Inyecta Alum, S.A. de C.V. which was acquired in August 1999.

COST OF SALES--Cost of sales for the third quarter of 1999 increased by $6.1 million, or 10.6%, to $64.3 million from $58.2 million for the prior period. Cost of sales as a percentage of sales was 79.1% for the third quarter of 1999 compared to 79.8% for the prior period. Gross margins for the third quarter of 1999 showed improvements primarily as a result of manufacturing process improvements, including increased productivity levels and reduced scrap rates. These improvements were offset by (1) a decline in the European economy and related automotive production, and (2) a change in the Company's product mix to produce more parts with slightly lower margins.

S, G & A EXPENSES--Selling, general and administrative expenses increased by $1.3 million to $5.3 million for the third quarter of 1999 from $4.0 million for the prior period. The increase was due primarily to expenses associated with continued global product expansion, including expenses related to the acquisition of Inyecta Alum. As a percentage of sales, selling, general and administrative expenses were 6.5% for the third quarter of 1999 compared to 5.4% for the prior period.

RECAPITALIZATION EXPENSES--The recapitalization expenses of $0.8 million recorded during the third quarter of 1999 represent payments made to option holders in excess of the exercise price. The options were repurchased in connection with the recapitalization transaction (See "Liquidity and Capital Resources").

AMORTIZATION EXPENSE--Amortization expense decreased from $4.4 million for the third quarter of 1998 to $2.8 million for the third quarter of 1999, as a result of reduced amortization of capitalized customer relationships, partially offset by an increase in goodwill amortization from the acquisition of Inyecta Alum and increased amortization of deferred debt costs related to borrowings under our senior credit facility and the subordinated notes. Goodwill is being amortized on a straight-line basis over 40 years.

INTEREST EXPENSE--Interest expense for the three months ended September 30, 1999 was $11.0 million compared to $6.6 million for the same period in 1998. The increase was due principally to borrowings incurred in connection with the recapitalization and the acquisition of Inyecta Alum.

BENEFIT FOR INCOME TAXES--The effective income tax rate was 40.0% for the tax benefit arising in the three months ended September 30, 1999 compared to 40.9% for the same period in 1998. The decrease in the effective income tax rate related primarily to higher state income taxes and the effect of non deductible goodwill amortization.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1998

SALES--Sales for the nine month period of 1999 increased by $28.5 million, or 13.1%, to $247.0 million from $218.5 million for the prior period. Approximately $7.7 million of the increase was the result of the acquisitions of Ansola in April 1998 and Inyecta Alum in August 1999. The remaining increase was due to the ramp up of production volumes on business that was launched during 1998, principally transmission cases for Ford.

COST OF SALES--Cost of sales for the nine month period of 1999 increased by $21.0 million, or 12.7%, to $187.7 million from $166.7 million for the prior period. Cost of sales as a percentage of sales was 76.0% for the nine month period of 1999 and 76.3% for the prior period. Gross margins for the nine month period of 1999 were positively affected by (1) manufacturing process improvements, including increased productivity levels and reduced scrap rates and (2) lower launch costs in 1999 due to the timing of the introduction of new products. These improvements were offset by (1) a decline in the European economy and related automotive production, (2) historically lower margins at Ansola, Morris Ashby and Inyecta Alum which were included in the full nine month results for 1999, and (3) a change in the Company's product mix to produce more parts with slightly lower margins.

S, G & A EXPENSES--Selling, general and administrative expenses increased by $2.7 million to $15.5 million for the nine month period of 1999 from $12.8 million for the prior period. The increase was due primarily to selling, general and administrative expenses associated with the expanded scope of operations, including expenses related to the acquisitions of Ansola and Inyecta Alum. As a percentage of sales, selling, general and administrative expenses were 6.3% for the nine month period of 1999 compared to 5.9% for the prior period.

RECAPITALIZATION EXPENSES--The recapitalization expenses of $22.0 million recorded during 1999 represent payments made to option holders in excess of the exercise price. The options were repurchased in connection with the recapitalization.

AMORTIZATION EXPENSE--Amortization expense decreased from $12.9 million for the nine month period of 1998 to $8.4 million for the nine month period of 1999, as a result of reduced amortization of capitalized customer relationships, partially offset by an increase in goodwill amortization from the acquisitions of Ansola and Inyecta Alum and increased amortization of deferred debt costs related to borrowings under our senior credit facility and the subordinated notes. Goodwill is being amortized on a straight-line basis over 40 years.

INTEREST EXPENSE--Interest expense for the nine months ended September 30, 1999 was $24.8 million compared to $15.4 million for the same period in 1998. The increase was due principally to borrowings incurred in connection with the recapitalization.

PROVISION (BENEFIT) FOR INCOME TAXES--The effective income tax rate was 40.0% for the tax benefit arising in the nine months ended September 30, 1999 compared to 40.2% for the same period in 1998. The decrease in the effective income tax rate related primarily to higher state income taxes and the effect of non deductible goodwill amortization.

EXTRAORDINARY LOSS--The Company recorded an extraordinary loss of $8.1 million and $0.8 million for the nine months ended September 30, 1999 and 1998, respectively. These losses were the result of the write-off of deferred financing fees associated with certain credit facilities that were repaid during such periods.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine month period of 1999, we provided cash for operations of $4.8 million, compared to the cash flow generated of $25.8 million for the nine month period of 1998. Cash generated from operations before changes in working capital items was $22.6 million for the nine month period of 1999 compared to $34.2 million for the same period in 1998. Increases in working capital used cash of $17.7 million during the nine month period of 1999 compared to uses of $6.4 million in the same period in 1998. The increases in working capital are primarily the result of the timing of cash receipts and cash payments.

    Net cash used for investing activities was $35.7 million during the nine month period of 1999 as compared to $96.8 million for the same period in 1998. Capital expenditures totaled $20.8 million in the nine month period of 1999 and $22.2 million in the nine month period of 1998 and were primarily for equipment and dedicated tooling purchases related to new or replacement programs.

    Net cash provided by financing activities totaled $42.7 million for the nine month period of 1999 compared with $62.9 million for the same period in 1998. Included in the 1999 source of funds is $169.6 million of cash that was provided through the subordinated note offering discussed below.

    On April 21, 1999, the Company completed a recapitalization in which a group of equity investors, including affiliates of Onex Corporation and J2R Corporation, acquired approximately 87% of the Company's common stock for $156.0 million in cash. Stockholders prior to the recapitalization retained approximately 13% of the Company's common stock and, together with holders of outstanding options, received an aggregate of $370.3 million in cash in connection with the redemption of their other equity interest, plus an additional $5.9 million based upon a post-closing determination of the total working capital as of the closing date of the recapitalization.

    In connection with the recapitalization, French Automotive and certain of its direct and indirect subsidiaries entered into the senior credit facility. On October 15, 1999, the Company amended and restated its senior credit facility in connection with its acquisition of Nelson to provide for an additional
$100.0 million of available borrowings. Following the repayment of a portion of the indebtedness under the senior credit facility with the proceeds of the offering of the subordinated notes discussed below and following its amendment, the senior credit facility now consists of (a) approximately $187.5 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French Automotive, (2) a pound sterling-denominated term loan to French Automotive in an amount equal to the pound sterling equivalent (determined as of the date such loan was made) of U.S. $17.5 million and (3) a pound sterling-denominated term loan to Morris Ashby in an amount equal to the pound sterling equivalent (determined as of the date such loan was made) of U.S.
$17.5 million (collectively, the "tranche A term loan"); (b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. The amendment increased the dollar-denominated portion of the tranche A term loan from $70.0 million to $155.0 million and increased the revolving credit facility from $75.0 million to $90.0 million. In connection with the recapitalization, the Company borrowed $295.0 million under the senior credit facility. In connection with the acquisition of Nelson, the Company borrowed $100.0 million under the senior credit facility. As of October 15, 1999, the Company had available borrowings under the senior credit facility of approximately
$31.5 million.

    As of September 30, 1999, rates on borrowings under the senior credit facility varied from 7.6% to 8.4%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

    In connection with the recapitalization, the Company also entered into a subordinated financing facility providing for borrowings of $130.0 million, which was fully drawn in connection with the recapitalization. The subordinated financing facility had a final maturity of October 21, 2008.

    In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009. Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The subordinated notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at September 30, 1999.

    In addition, in connection with the acquisition of Nelson in October 1999, the Company borrowed $30.0 million from Tower Automotive, Inc. in exchange for issuance of a 7.5% convertible subordinated promissory note due October 14, 2009. Interest on this promissory note is payable quarterly unless (1) the payment of interest would cause the Company to breach any covenants in any agreement under which a financial institution or pension fund has made loans to the Company in excess of $10.0 million or (2) in the good faith judgment of the Company's board of directors, the Company does not have funds available to pay interest on the promissory note, in which case the unpaid interest will accrue until paid. The Company may prepay this promissory note at any time, subject to Tower Automotive's right to convert the promissory note into class A common stock.

    The Company's principal source of liquidity is cash flow generated from operations and borrowings under its $90.0 million revolving credit facility. The Company's principal use of liquidity is to meet debt service requirements, finance its capital expenditures and provide working capital. The Company expects that capital expenditures in 1999 will be approximately $26 million, of which approximately $8 million will be used for maintenance purposes. The balance of the 1999 capital expenditures will be used for equipment purchases and facility improvements to support new business awards.

    The Company's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond the Company's control. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. However, because it is difficult to predict the Company's liquidity and capital requirements in the future, it is not possible to predict whether it will be able to meet its debt service obligations in the long term, i.e. beyond the next twelve months. Even with respect to the short term, significant assumptions underlie the Company's belief that it will be able to meet its debt service obligations when due, including, among other things, that it will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If the Company were to continue to generate insufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, the Company might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indenture or the senior credit facility. In the event that the Company is unable to refinance the senior credit facility or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, the notes would be impaired.

SEASONALITY

    French Automotive typically experiences decreased sales and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

EFFECTS OF INFLATION

    Inflation potentially affects the Company in two principal ways. First, a portion of the Company's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. While the contracts with the Company's customers allow it to pass through increases in the price of aluminum, the Company does not have the ability to pass through inflation-related cost increases for labor and other costs. In the past few years, however, inflation has not been a significant factor.

MARKET RISK

    The Company is exposed to various market risks arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and it may, from time to time, engage in hedging programs intended to reduce its exposure to currency fluctuations. The counterparties are major financial institutions.

    The Company manages its interest rate risk by balancing the amount of its fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 1999, all of the Company's debt other than the outstanding notes was variable rate debt. Holding other variable constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the remainder of the year of approximately $0.7 million.

FOREIGN CURRENCY TRANSACTIONS

    A portion of the Company's sales is derived from manufacturing operations in the U.K. and Spain. The results of operations and the financial position of the Company's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

    Some of the Company's assets are located in foreign countries and are translated into U.S. dollars at currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

YEAR 2000

    The Company is currently working to resolve the potential impact of the year 2000 on the processing to time-sensitive information by its computerized information systems. Any of the Company's programs that have time-sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures.

    The Company's facilities primarily use commercial, vendor-supported software and hardware, which have been certified as year 2000 compliant. Because of the Company's substantial investments in computerized systems that are year 2000 compliant, it does not anticipate any significant readiness problems with respect to its systems. All of the Company's facilities have completed the inventory and assessment and, with the exception of Nelson, any necessary remediation of the internal information technology ("IT") and non-IT systems, including business, operating and factory floor systems. Nelson is in the process of conducting some remediation with respect to its materials purchasing software and expects to complete this remediation by the end of November. As of September 30, 1999, the Company had incurred costs of approximately $150,000 relating to year 2000 compliance and believes that future costs associated with year 2000 compliance will be less than $100,000.

    The most reasonably likely worst case scenario that the Company currently anticipates with respect to year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that it needs to make its products, which could result in delayed shipments to customers and lost sales and profits. In order to assess this risk, the Company has sent surveys to all of its critical supplier. The Company has received responses from 95% of these suppliers. Of those suppliers who responded to the survey, all reported that they are year 2000 compliant. Although the Company will attempt to contact those suppliers who did not respond to its survey, it has assessed the extent to which the failure of these suppliers to be year 2000 compliant would impact its business and examined the adequacy of the Company's contingency plans with respect to these suppliers. Based on the survey results and based on the fact that the Company has several weeks worth of raw materials on hand as part of its normal production planning, the Company believes that it has made adequate contingency plans to ensure that it will have an adequate supply of materials on hand and that no further action is warranted. The Company is also currently in the process of evaluating the adequacy of Nelson's contingency plans to ensure that there will be an adequate supply of raw materials on hand to cover contingencies with respect to its operations. Following this assessment, the Company will, if necessary, contact Nelson's suppliers to receive assurances as to their year 2000 compliance.

    The outcome of the Company's year 2000 program is subject to a number of risks and uncertainties, some of which, such as the availability of qualified computer personnel and the year 2000 responses of third parties, are beyond its control. Therefore, there can be no assurances that the Company will not incur material remediation costs beyond the above anticipated future costs, or that its business, financial condition, or results of operations will not be significantly impacted if year 2000 problems with its systems, or with the products or systems of other parties with whom the Company does business, are not resolved in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for years beginning after June 15, 2000. SFAS
No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We have not yet quantified the impact of adopting SFAS No. 133 and have not yet determined the timing or method of adoption.

    During 1998, the Company adopted Financial Accounting Standards Board Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that start-up activities be expensed as incurred, versus capitalizing and expensing them over a period of time. The adoption of SOP 98-5 did not affect the Company's consolidated results of operations or the financial position of the Company.

FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the Company's ability to develop or successfully introduce new products; (ii) general economic or business conditions affecting the automotive industry; (iii) increased competition in the automotive components supply market; and (iv) the Company's failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Market Risk" and "Foreign Currency Transactions" sections of Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION
             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings:

        None.

Item 2. Change in Securities:

        None.

Item 3. Defaults Upon Senior Securities:

        None.

Item 4. Submission of Matters to a Vote of Security Holders:

        None.

Item 5. Other Information:

        None.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

           27.1 Financial Data Schedule.

        (b) Reports on Form 8-K:

           During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

           None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date: November 16, 1999                                By:            /s/ THOMAS C. DINOLFO
                                                            -----------------------------------------
                                                                        Thomas C. Dinolfo
                                                             VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                                             OFFICER)