Form 10-K405
period 1999-12-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2000-03-30
CIK 1091601

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

               ---------------------------------------------------
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the fiscal year ended:                    Commission file number:
            DECEMBER 31, 1999                               333-84903

               ---------------------------------------------------

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                           13-3983670
(State of Incorporation)                    (I.R.S. Employer Identification No.)

     4508 IDS CENTER
 MINNEAPOLIS, MINNESOTA                                           55402
  (Address of Principal                                         (Zip Code)
   Executive Offices)

       Registrant's telephone number, including area code: (612) 332-2335

               ---------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
                 Class A Common Stock, par value $.01 per share

               ---------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares outstanding of the Registrant's common stock at March 30, 2000 was 10,335 shares of Class A common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 6,590 shares of Class D-1 common stock, 6,817 shares of D-2 common stock and 3,352 shares of Class E common stock.

        ----------------------------------------------------------------

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I

         Item 1.    Business
         Item 2.    Properties
         Item 3.    Legal Proceedings
         Item 4.    Submission of Matters to a Vote of Security Holders

PART II


         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6.    Selected Financial Data
         Item 7.    Management's Discussion and Analysis of Results of Operations and
                    Financial Condition
         Item 7A.   Quantitative and Qualitative Disclosure about Market Risk
         Item 8.    Financial Statements and Supplementary Data
         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure

PART III

         Item 10.   Directors and Executive Officers of the Registrant
         Item 11.   Executive Compensation
         Item 12.   Security Ownership of Certain Beneficial Owners and Management
         Item 13.   Certain Relationships and Related Transactions

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                     PART I

ITEM 1.  BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

Background of Company

         J.L. French Automotive Castings, Inc. and subsidiaries (collectively referred to as "French" or the "Company") is one of the world's largest independent designers and manufacturers of aluminum die cast components and assemblies for automotive original equipment manufacturers ("OEMs"). French's principal products are highly-engineered, value-added assemblies, consisting of machined aluminum die cast components and various fastened parts. French's primary product offerings include engine and drivetrain components and assemblies such as:

-     oil pans                        -    ladderframes
-     engine front covers             -    timing chain housings
-     transmission cases              -    water pump housings
-     cam covers                      -    front end accessory drive brackets

         French's world-class design and manufacturing operations in the United States, the United Kingdom ("U.K."), Spain and Mexico and French's sales and service offices throughout the world position it as a premier full-service global supplier.

         French primarily sells to OEMs with Ford and GM accounting for approximately 54% and 28% of 1999 sales, respectively. French is a supplier on more than 20 Ford models, including many of its highest volume vehicles, such as the F-Series and Ranger trucks, Explorer and Taurus/Sable, its top four selling vehicles, and the Expedition, Windstar and Contour/Mystique. French is also a supplier on many of GM's highest volume vehicles, such as the Silverado and S-10 trucks, Blazer, Cavalier/Sunfire and Malibu/Intrigue. In addition, French sells to Tier 1 automotive suppliers such as Robert Bosch, Delphi Automotive Systems and LucasVarity. French supplies substantially all of the products it sells to its automotive customers on a sole-source basis.

         French believes that it is among the lowest cost, most efficient producers of automotive aluminum die cast components and assemblies in the world. French's low cost structure and high level of efficiency is driven by its investment in highly customized equipment, its continuous focus on process improvements and its vertically-integrated manufacturing operations. The majority of the products French manufactures require annual volumes in excess of 100,000 units over production lives as long as seven years. As a result, French is able to continuously modify its equipment and production processes in order to increase efficiency, while maintaining high quality standards. French believes that its productivity levels for high volume castings are among the highest in its industry. In addition, French is vertically-integrated, possessing the only captive aluminum smelting capabilities among independent aluminum die casters in North America, which reduces its material costs, increases its supply base and provides French greater control over quality. French also possesses a broad range of capabilities that include design and engineering, tool and die making, precision machining, engineered assembly and testing operations. French believes that it has the most extensive machining capabilities among independent automotive aluminum die casters allowing it to supply highly-engineered, value-added assemblies.

         The Company's revenues have grown from approximately $113 million for the year ended December 31, 1995 to nearly $352 million for the year ended December 31, 1999. The increase in revenues is the combination of internal growth and strategic acquisitions. In January 1998, the Company acquired Morris Ashby Ltd. ("JLF UK") which has operations in the U.K. In April 1998, French acquired Fundiciones Viuda de Ansola, S.A. ("Ansola"), a supplier of die cast automotive aluminum components in Spain. In August 1999, the Company acquired Inyecta Alum, S.A. de C.V. ("JLF Mexico"), a Mexican supplier of aluminum die castings. In October 1999, French acquired Nelson Metal Products Corporation ("Nelson") which produces aluminum die cast automotive components in two manufacturing facilities in the United States.

INDUSTRY TRENDS

         French's performance and growth is directly related to certain trends within the automotive market, including increases in aluminum content per vehicle, the growth of outsourcing, consolidation of the component supply industry and increases in global sourcing.

         Increasing Aluminum Content per Vehicle. Since 1990, the average aluminum content per vehicle in North America has increased an average of 15% annually. This increase has created significant opportunities for the automotive aluminum die casting industry. The factors driving the growth in demand for cast aluminum parts in the automotive sector include: (1) the light weight of aluminum; (2) favorable strength-to-weight ratio of an aluminum cast versus ferrous cast or stamped metal parts; and (3) aluminum's styling characteristics versus other materials, as seen in products such as the aluminum wheels introduced over the last several years. However, the primary driving force behind the growth in aluminum applications in the automotive sector is vehicle weight reduction. OEMs are replacing ferrous metals, such as iron and steel, with aluminum as a means of reducing vehicle weight and increasing fuel efficiency in order to satisfy government mandated fuel economy standards.

         Outsourcing. In order to improve the efficiency of their core operations of vehicle assembly, marketing and distribution, OEMs are increasing the percentage of outsourced components in their manufacturing processes. This outsourcing trend is evident in the die casting area where the in-house die casting operations of the OEMs are often inefficient and utilize outdated technology. OEMs increasingly look to their suppliers to assume the production of parts that were previously manufactured internally and to perform the additional machining and assembly functions necessary to make these parts production-line-ready.

         Supplier Consolidation. During the 1990s, OEMs have continued to reduce their supplier base in certain product segments, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of full-service suppliers each of which supplies a greater proportion of the total vehicle. Suppliers with sufficient size, geographic scope and financial resources are best positioned to be these full service suppliers. For full-service suppliers such as French, this environment provides an opportunity to grow by obtaining business previously provided by non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business; while those that do not generally continue their existing contracts, but normally do not receive additional business. Although these factors have already resulted in consolidation of component suppliers in certain segments, French believes that the aluminum die casting industry is in the early stages of consolidation, providing opportunities for further consolidation. This is particularly true of the aluminum die casting industry in Europe, where there are many suppliers in this segment with relatively small market shares.

         Global Sourcing. Regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. OEMs are positioning themselves to reach these emerging markets in a cost-effective manner by seeking to design and produce "world cars" which can be designed in one vehicle center but produced and sold in many different geographic markets, thereby allowing OEMs to reduce design costs and take full advantage of low-cost manufacturing locations. OEMs increasingly are requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets.

LARGE ALUMINUM CASTING CAPABILITY

         In response to customer demand, French has expanded its capabilities to include the production of large die cast components. In December 1996, French was awarded a contract from Ford to manufacture transmission cases for its F-Series trucks, the highest volume vehicle sold in North America. The transmission cases weigh over 45 pounds and are the largest components French manufactures. In order to produce these large castings, French invested approximately $40 million to expand its Gateway facility in

Sheboygan, Wisconsin by adding 120,000 square feet of production space and purchasing six new 3,500 ton die casting machines.

         French produced its first transmission case for the F-Series truck in November 1997 and reached full production for this component in the second half of 1998, meeting an accelerated launch schedule established by Ford. In 1998, French produced approximately 308,000 transmission cases and in 1999 French produced approximately 517,000 units. As a result of French's success with the F-Series truck transmission case and available capacity at its Gateway facility, Ford awarded French a contract to supply a portion of the transmission cases for the Ford Ranger truck and Explorer. French produced approximately 250,000 of these transmission cases in 1999.

         French's demonstrated ability to manufacture large castings solidified its position as a key supplier to Ford and positioned French for significant new business with Ford and other OEMs in transmission cases and other large castings such as engine blocks. French believes only three other independent manufacturers have the capability to produce these large castings. To accommodate the production of the Ford Ranger and Explorer transmission cases and other anticipated new business from Ford and GM, French acquired three additional 3,500 ton die casting machines in early 1999.

COMPETITIVE STRENGTHS

French possesses a number of competitive strengths that have enabled it to meet the demands of OEMs for fewer, global suppliers and to benefit from aluminum's continued replacement of other metals in vehicles.

     - Low Cost, Vertically-Integrated Manufacturer: French believes that its vertically-integrated operations and highly efficient manufacturing processes make it the lowest cost manufacturer of high volume, long production run automotive aluminum die cast components and assemblies in North America. The Company has captive aluminum smelting capabilities at its plants in Sheboygan, WI and Mexico and is presently installing smelting operations at its plant in Glasgow, KY. The smelting capabilities reduce overall material costs. In addition, French has in-house tool and die making capabilities which support its manufacturing operations. French works closely with its equipment vendors to design robust, highly customized equipment, which is specifically adapted to French's manufacturing processes. Given French's focus on high volume, long production run products, French is able to continuously enhance the efficiency of its equipment and improve its manufacturing processes, which has resulted in industry leading productivity, as measured by factors such as faster cycle times and reduced scrap rates and equipment down time.

     - Value-Added Manufacturing Services: French believes that it has the most extensive machining and assembly capabilities among independent automotive aluminum die casters. These services increase the value-added content of its products and allows French to deliver production-line-ready components and assemblies, which are increasingly required by OEMs. Since many of French's competitors have limited machining and assembly capabilities, its capabilities provide French with a competitive advantage with respect to service and quality and enhance its profitability.

     - Broad Range of Global Manufacturing Capabilities: The breadth of French's global manufacturing capabilities enables it to compete for virtually any automotive aluminum die casting business in the world. French produces components and assemblies ranging in weight from 0.5 to nearly 50 pounds with aluminum die casting machines that range in size, as measured in lock-up force, from 120 to 3,500 tons. With the acquisitions of JLF UK and Ansola, French now has the capability to design, engineer and manufacture in Europe as well as North America. French's global manufacturing capabilities represent a competitive advantage, as only a few suppliers can meet the full aluminum die casting requirements of OEMs and only one other independent supplier can meet these requirements globally.

     - Advanced Product Design and Engineering Capabilities: French's extensive design and engineering capabilities have resulted in strong, collaborative customer relationships that typically begin when French provides input on the engineering of new or redesigned products. In 1997, Ford awarded French its Full-Service Supplier Status, which acknowledged French's contribution to Ford's design and engineering process and solidified French's continued involvement in design-stage engineering projects. French's Full-Service Supplier Status contributed to its selection by Ford to participate in the design process for the new I4/I5 world engine platform for Ford and Mazda. Over the last five years, French has not lost a production order relating to any product for which it was the design source.

     - Well Positioned on High Volume Product Platforms: French is a supplier on many of the highest volume product platforms, including the top two and 12 of the top 20 selling vehicles in the U.S. in 1999. In addition, approximately half of French's 1999 North American sales were derived from products manufactured for light vehicles. In recent years, light vehicles have experienced greater sales growth than passenger cars. High volume light vehicle platforms and models on which French has content include the Ford F-Series and Ranger trucks, Explorer, Expedition and Windstar and the GM Silverado and S-10 trucks and Blazer. French also supplies products for high volume passenger cars including Ford's Taurus/Sable and Escort and GM's Cavalier/Sunfire and Malibu/Intrigue.

     - Industry Leading Product Quality: French's customers recognize its high product quality and low levels of defective parts. Quality control begins during the smelting process with metallurgic analysis and continues through the manufacturing, machining and assembly processes through visual and automated quality inspections. French's facilities in the United States are ISO 9000 and QS-9000 certified. French is a Ford Q1 supplier and a GM S.P.E.A.R. 1 supplier.

     - Proven Management Team: French's management has a proven track record of achieving profitable growth and significant industry experience. French's sales increased from $113 million in 1995 to $352 million in 1999, representing a 33% compound annual growth rate. Over the same period, French has consistently maintained EBITDA margins above 26%. The 18 most senior members of French's management average over 20 years of experience in the automotive industry and French's chief executive officer, Charles M. Waldon, has over 30 years of experience in the automotive aluminum die casting industry.

BUSINESS STRATEGY

         French's strategic objective is to become the leading global supplier of aluminum die castings to OEMs. With the acquisitions of JLF UK, Ansola and JLF Mexico, French has the capability to globally manufacture a complete range of automotive aluminum die cast engine and drivetrain components and assemblies. Key elements of French's strategy include the following:

     - Continue to Increase Large Aluminum Casting Business: French invested approximately $40 million in its Gateway facility over the past two years in order to meet Ford's need for a high quality, reliable supplier of transmission cases for its F-Series trucks. As a result of French's success in meeting Ford's accelerated launch schedule for these transmission cases, French was awarded transmission case business for the Ford Ranger and Explorer. French believes that it is well positioned to meet the demands of Ford, GM and other OEMs for larger aluminum castings, including additional transmission cases and engine blocks.

     - Maximize Profitability of Acquired Operations: French believes that significant operating improvements remain to be realized at JLF UK, Ansola and Nelson and it has implemented several initiatives to maximize the profitability of these operations. Other major initiatives currently underway at JLF UK, Ansola and Nelson include:

         - Improving cycle times to levels currently experienced at French, which would represent an estimated 30% improvement from current levels;

         - Increasing machining and assembly operations to levels currently performed at French, which will increase the value-added content of products; and

         - Manufacturing products for new European business which historically would have been produced in North America, at JLF UK and Ansola, which is expected to increase capacity utilization at these operations.

     - Pursue Continuous Operating Improvements: French continuously seeks to enhance its manufacturing equipment and processes to maximize throughput, product quality and timeliness of delivery and to minimize scrap and equipment down time. Utilizing the expertise of French's manufacturing and engineering personnel, French regularly upgrades its production equipment and processes through substantial investments in both new equipment and modifications of existing equipment. The machinery used throughout French's manufacturing processes is robust and highly customized and, in conjunction with its maintenance program, allows French to operate with faster cycle times and to reduce scrap rates and equipment down time. This operating philosophy has allowed French to achieve productivity levels across all product lines that it believes are significantly higher than those of its competitors.

     - Establish Relationships with New Customers: French seeks to diversify its customer base and increase volume by selectively pursuing relationships with new customers. Historically, French has focused on strengthening its relationships with Ford and GM. As French continues to expand globally and increase the range of castings it produces, French actively pursues relationships with other global OEMs. For example, in 1999 French obtained its first firm order from Audi and was awarded significant new programs, which begin production in 2001, by Opel.

     - Design and Engineer High Value-Added Assemblies: French's technical design and engineering capabilities and its efficient manufacturing operations enable French to secure sole-source relationships for large, highly-engineered products, primarily assemblies that require machining and attachment of various parts. These products typically represent higher dollar content per vehicle and generate higher margins than non-machined or assembled components.

     - Continue to Develop Global Supply Capabilities: To meet OEMs' increasing preference for full-service suppliers with global capabilities, French expanded its manufacturing operations into new geographic markets through its strategic acquisitions of JLF UK, Ansola and JLF Mexico. Continued global expansion is fundamental to French's strategy of becoming the leading supplier of aluminum die cast assemblies for OEMs world-wide. French anticipates that its future international expansion will occur in Latin America, the Asia-Pacific region and Europe.

     - Pursue Strategic Acquisitions: French competes in a growing, highly fragmented, worldwide market that provides numerous potential acquisition opportunities. Together with Hidden Creek Industries, French has substantial experience in completing and integrating acquisitions within the automotive supply industry and believes that this experience helps it select and pursue acquisition opportunities that meet its criteria of: (1) broadening geographic coverage and strengthening French's ability to supply products on a global basis;
         (2) adding new customers; (3) increasing both the number of models for which French supplies products and the content level on existing models; and (4) providing additional and complementary product, manufacturing and technical capabilities.

PRODUCTS

         The following table sets forth the percentage of sales derived from the sale of certain products for the years ended December 31:

                     PERCENTAGE OF SALES BY PRODUCT CATEGORY


         Product Category                                                      1999           1998
         ------------------------------------------------------------------  --------     ----------

         Medium to Large Automotive Aluminum Die Castings
           Oil Pans........................................................     32%           39%
           Engine Front Covers.............................................     18%           19%
           Transmission Cases..............................................     14%            9%
           Other Medium to Large Aluminum Die Castings.....................     10%            6%
         Small Automotive Aluminum Die Castings............................     21%           20%
         Other Products....................................................      5%            7%
                                                                             -----------------------
             Total.........................................................    100%          100%


         Set forth below is a brief description of French's principal products and their applications:

         Oil Pans. An aluminum oil pan is attached to the engine block for the primary purpose of serving as a reservoir for oil used in the lubrication of engine galleries and bearings. The oil pan is an example of a product that was at one time inexpensively stamped from steel but has been converted to a higher cost aluminum casting due to the multiple benefits provided by aluminum. Aluminum oil pans offer several significant benefits which offset their higher cost, including: (1) better sealing characteristics; (2) greater structural integrity; (3) better harmonics resulting in reduced vibration and a quieter engine; and (4) better heat dissipation characteristics. Oil pans range in weight from five to 12 pounds.

         Engine Front Covers. The engine front cover bolts over the crankshaft snout, holding the oil seal at the front of the crankshaft in place. A timing chain housing is similar to an engine front cover, except that it is used in engines that have a gear or chain type crankshaft drive. Engine front covers and timing chain housings range in weight from four to eight pounds.

         Transmission Cases. The transmission case houses the clutches, bands, gearsets and inner ends of the transmission shafts. French began producing transmission cases in November 1997 and reached its current level of production in the second half of 1998. Such transmission cases weigh over 45 pounds.

         Other Medium to Large Automotive Aluminum Die Castings. The following are examples of high pressure aluminum die cast products: (1) Ladderframes.
The ladderframe is an intermediate structure between the engine block and a stamped-steel oil pan. It provides similar structural integrity and harmonics characteristics as an aluminum oil pan. Its design incorporates a windage baffle which protects the lubrication of the crankshaft, replacing a stamped steel component. French began production of ladderframes in 1998. Ladderframes weigh approximately 11 pounds. (2) Cam Covers. The cam cover is the overhead housing for the camshaft. Cam covers range in weight from seven to eight pounds. (3) Water Pump Housings. The water pump housing forms the main body of the water pump, a mechanism that forces water through the engine block, cylinder head, intake manifold, hoses and radiator. Water pump housings weigh approximately three pounds.

         Small Automotive Aluminum Die Castings. As a result of the acquisitions of JLF UK, Ansola and JLF Mexico, French generated approximately 21% of its 1999 sales from production of over 150 small automotive aluminum die cast components (generally weighing less than three pounds).

         Other Products. Also as a result of the acquisitions of JLF UK, Ansola and JLF Mexico, French generated approximately 5% of its 1999 sales from non-automotive aluminum die cast components, primarily small home appliances and white goods parts. French intends to phase-out all non-automotive product offerings over the next two to three years.

CUSTOMERS AND MARKETING

         The North American automotive market is dominated by GM, Ford and DaimlerChrysler, with Japanese and other foreign manufacturers accounting for approximately 20% of the market. French's principal customers include OEMs, Tier 1 automotive suppliers and, to a lesser extent, European white good manufacturers. Approximately 82% of French's 1999 sales were derived from OEMs, largely Ford and GM, which French supplies on a global basis. French's second largest category of customers is Tier 1 automotive suppliers, such as ACD Trident, Boge, Robert Bosch, Breed Technologies, Continental, Delphi Automotive Systems, Happich, Lucas Varity, Knorr Brense, Nastech and Phoenix. Sales to these customers are made principally through French's European operations and represented approximately 12% of 1999 sales.

         The following is a summary of French's significant customers for each of the last three years:


                   Customer                                  1999            1998             1997
                   --------------------------------------  --------        -------          --------
                   Ford..................................    54%             58%               60%
                   GM....................................    28%             20%               39%
                   Tier 1 Suppliers......................    12%             16%               --
                   Other.................................     6%              6%                1%
                     Total...............................  --------        -------          --------
                                                            100%            100%              100%
                                                           ========        =======          ========


         Largely as a result of the acquisitions of JLF UK and Ansola, French derives a significant amount of its sales from outside of North America. Set forth below is a summary of sales to customers located in the following geographic regions for the years ended December 31:


                Region                                               1999                1998
                --------------------------------------             --------            -------
                North America..................................       70%                 62%
                Europe............................................    30%                 37%
                Other.............................................    --                   1%
                Total............................................. --------             -------
                                                                      100%                100%
                                                                   ========             =======


         French's customers award contracts for a particular car or truck platform, which may include more than one model. Such contracts range from one year to the life of the platform, which is generally three to seven years, and do not require the purchase by the customer of any minimum number of units.

         The following table presents an overview of the major models for which French has orders to supply products on current vehicles:

Customer                             Component or Assembly                         Vehicle
------------------------------       -----------------------------       -----------------------------------
OEMS:
 Ford                                CT120 Oil Pan, FEAD Bracket         Escort/Tracer
                                     2.5L Modular Oil Pan, FEAD          Contour/Mystique, Ranger, Mazda
                                     Bracket, Bedplate
                                     3.8/4.2L Oil Pan, Front Cover,      Mustang, F-Series, Windstar
                                     Water Pump Housing, FEAD Bracket
                                     4.6L 4V Cam Cover                   Mustang, Continental
                                     3.0L Front Cover                    Taurus/Sable, Ranger
                                     3.0L Oil Pan, FEAD Bracket,
                                     Bedplate                            Taurus/Sable
                                     4.6/5.4/6.8L Front Cover            Mustang, Town Car, Grand Marquis/
                                                                         Crown Victoria, F-Series
                                     2.0L Zetec FEAD Bracket             Focus, Contour, Mystique
                                     4.0L FEAD Bracket                   Explorer, Mountaineer
                                     Transmission Case 4R100             F-Series
                                     Transmission Case 4R70W             Ranger/Explorer, Mustang, Crown Victoria,
                                                                         Grand Marquis, Mark VIII Town Car
                                     Zetec Oil Pan                       Mondeo, Contour/Mystique, Fiesta/Ka
                                     Sigma Oil Pan                       Fiesta/Ka
                                     1.3L HCS Oil Pan                    Escort, Fiesta/Ka
                                     Zetec Ladderframe                   Mondeo, Contour/Mystique, Fiesta/Ka
                                     2.0/2.4/3.0L Cam Carrier            Light truck diesel engine
                                     Brackets                            Various
                                     Bearing Caps                        Various
  Ford (Hungary, Brazil)             Housing for 1.1-2.9 KW starter      Various
                                     motors
  Ford (Portugal)                    Housing for airbag electronic       Various
                                     control units
  Ford (Spain)                       Bottom covers and heatsinks for     Various
                                     electronic systems
  Ford (Jaguar)                      Cam covers                          Various
                                     Fascia panels (ashtrays)            Various
  GM                                 3.1L Oil Pan                        Century, Regal, Skylark, Lumina,
                                                                         Cutlass, Achieva, Grand Prix, Grand
                                                                         Am, Malibu, Monte Carlo, Intrigue
                                     2.4L Timing Chain Housing           Cavalier, Achieva, Skylark, Grand Am,
                                                                         Sunfire
                                     4.3L Oil Pan                        Van, Sports Van, Blazer, Astro,
                                                                         GMT800, S-10, GMC Jimmy, Vandura,
                                                                         Safari, Bravada
                                     3.8L Oil Pan                        Camaro, Firebird, Riviera, Park
                                                                         Avenue, Century, Regal
                                     5.3L Oil Pan, FEAD Bracket,         GMT 800, Yukon, Silverado, Sierra
                                     Axle Tube                           Suburban, Tahoe, Denali

SUPPLIERS:
  ACD Trident                        Motor subassembly components        Various
  Boge                               Vibration control cast mounts for   Various
                                     engines
  Breed Technologies                 Self-return safety belt spoolers    Various
  Delphi Automotive Systems          Steering system housings and        Various GM
                                     engine covers
  Happich                            Roof rack center brackets           Various Opel and Mercedes
  Knorr Brense                       Braking systems                     Various heavy trucks
  LucasVarity                        Housings                            Various
  Nastech                            Steering column components          Various Volkswagen
  Phoenix                            Drive-shaft control mounts          Various
  Phoenix, Continental               Vibration-control cast mounts for   Opel Astra
                                     engines and gear boxes
  Robert Bosch                       Electronic circuit housings (ABS,   Various
                                     Airbag, etc.)

         French typically pursues new business opportunities that have the three key characteristics summarized below:

     - High Volume Production, Long Production Runs. Production runs for French's targeted parts typically last seven years with desired production ranging from 16 to 24 hours a day, five to six days a week.
     - Highly-Engineered Components with Extensive Machining and Assembly Requirements. Components requiring extensive machining operations and engineered assembly provide the opportunity for enhanced profitability because of the strength and efficiency of French's machining and assembly operations. French's ability to deliver production-line-ready components enhances its role in the production process while increasing French's importance to OEMs.
     - Sole Source Supply Relationships. French typically does not pursue contracts which involve more than one supplier or internal OEM competition.

DESIGN AND ENGINEERING SUPPORT

         French works with its customers' engineering and development teams at the beginning of the design process for new components and assemblies or the redesign process for existing components and assemblies in order to maximize production efficiency and quality. These processes may take place from one to five years prior to the commencement of production. On average, development of a new component takes 12 to 24 months during the design phase, while the re-engineering of an existing part may take from one to six months, depending on the extent of the redesign. Early design involvement can result in a product that meets or exceeds the customer's design and performance requirements and is more efficient to manufacture. In addition, French's involvement enhances its position for bidding on such business.

         Consistent with French's value-added engineering focus, French has developed strong relationships with the engineering departments of its customers. These relationships not only help identify new business opportunities, but also enable French to compete based on the quality of its products and services, rather than exclusively on price. French is currently involved in the design stage of several products for its customers and will begin production of these products in the years 2001 to 2003.

MANUFACTURING

         The entire production process from aluminum scrap or ingot to production-line-ready aluminum die cast product typically takes under four hours, depending upon the amount of machining and assembly associated with the particular component. Although French's production facilities currently utilize slightly different processes, French is establishing uniform processes to elevate the efficiency of JLF UK, Ansola, JLF Mexico and Nelson to that of J.L. French.

         Operations Management. French is in the process of implementing operations management systems at JLF UK and Ansola which will closely resemble the systems utilized by French's North American operations. French uses a system which enables management to track its production and costs every two hours. Inefficiencies in production are detected and remedied quickly. Similarly, factory workers are highly incentivized to operate efficiently. Workers are evaluated based on their production rate for completed salable components and are monitored for inefficient production or the production of defective components.

         JLF UK and Ansola use cellular manufacturing techniques. This product-specific method enables the operator to obtain timely information about components being produced in the machine cell, leading to rapid responses to problems. Production at JLF UK is controlled through the use of proprietary software programs, which monitor each production operation. This PC-based system monitors up to 25 critical parameters during each cycle, compares the results to preset parameters and instructs the robotic extractor to segregate any castings that are produced outside the process parameters for further analysis. Information on parameters is accumulated for future use to correct problems, improve efficiency and implement process designs.

         Aluminum Smelting. French's manufacturing process begins with the smelting of aluminum. Smelting is the process of refining metal and altering its chemical composition by adding or removing elements. By having this expertise in-house, French is able to purchase lower grade, less expensive, scrap aluminum and refine it to a level suitable for high quality aluminum die castings. The Company has aluminum smelting capabilities at its plants in Sheboygan, WI and Mexico, and is installing a smelting facility at its plant in Glasgow, KY. The potential financial benefit of adding secondary smelting capabilities at other plants is currently being reviewed. These operations currently melt purchased 380 grade aluminum for use in manufacturing.

         Casting Process. Once the aluminum has been melted and properly formulated, die cast products are made primarily by using the high pressure die casting process, which is most commonly used for high volume, thin-wall applications. In this process, molten aluminum alloy is "shot" into a mold. Pressure of up to 20,000 pounds per square inch is applied to the aluminum within the die to maximize consistency and to eliminate air pockets. The aluminum is then quickly cooled and solidified. The casting is then removed from the die and the process is repeated. This process from molten aluminum to solidified casting represents one cycle.

         Once the castings have cooled, excess aluminum is trimmed from the component's edges and recycled for remelting and use in another casting. The "cast and trimmed" component is then visually inspected. If the component passes this test, it is ready for shot blasting, a process whereby the exterior surfaces of the component are blasted with steel shot to remove any sharp edges. Cast and trimmed components are gauged and leak tested prior to shipment. French sells some cast and trimmed components, but generally seeks to perform additional machining and assembly to yield a higher profit margin.

         The large casting operations at French and a significant portion of the operations at JLF UK and Ansola use robotics. The benefits of robotics include:
(1) the ability to operate in a high temperature or otherwise inclement environment; (2) the ability to handle larger castings without fatigue; (3) consistency of performance; and (4) labor savings. Management selectively determines which operations should incorporate robotics based on a cost-benefit analysis.

         Machining. French utilizes a mix of specially designed dedicated machining centers and computer numerically controlled ("CNC") machines in its machining operations. Because of its concentration on high volume programs, French uses mostly dedicated machining centers in the United States while JLF UK and Ansola use CNC machines, some of which are dedicated to a specific product. Machining capabilities are being installed in Mexico. Machining capabilities differ by facility, but generally French's machining capabilities include: face milling; bore and ream; drill and ream; drill and tap; drill, ream and burnish; hollow milling; contour milling; slit sawing; rotary grinding and routing.

         Testing. Most of French's machined parts are subjected to a pressurized leak test and measured on a virtual condition gauge to determine functionality on key features. On a sample basis, some parts undergo destructive testing to determine mechanical strength at critical points.

         Assembly. During the assembly process, purchased parts such as drain plugs, screws, helicoils and gaskets are assembled onto the cast part. Once assembled, all parts are again visually inspected. Part numbers and bar codes are then applied before the part is shipped to the customer. Management believes that French's extensive and efficient machining and assembly capabilities are a core competency which provides French with an advantage over its competitors, many of which do not offer machining and assembly services. French's European operations are increasingly performing assembly operations on manufactured components.

         Product Delivery. As a Tier 1 supplier, French is responsible for manufacturing its products on a just-in-time basis. Shipments are generally made by common carrier, as arranged by the customer. To facilitate this delivery system, French utilizes direct computer links to its customers. This on-line, real time capability enables French to meet just-in-time manufacturing requirements and to minimize inventories, carrying costs and fixed costs for OEMs and French.

         Quality. French believes that it is one of the highest quality manufacturers in the automotive aluminum die casting industry and that the number of defective parts per million pieces shipped to French's customers is among the lowest in the industry. The strength of French's overall design, production and delivery capabilities is reflected in the supplier quality ratings received from its major customers. French holds Ford's Q1 award and GM's S.P.E.A.R. 1. Since receiving these initial awards, French successfully maintained its quality ratings, which are subject to annual review, by meeting its customers' specific standards and performance parameters, including maximum allowable defective parts per million. Retention of Q1 and S.P.E.A.R. 1 status is instrumental in obtaining new business and maintaining existing programs with French's customers. In addition to customer quality recognition, each of French's operations are ISO and QS certified, which is required to be a Tier 1 supplier.

COMPETITION

         The aluminum die casting industry is highly competitive and fragmented. French principally competes for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program. Competitive factors in the market for French's products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. French's major competitors are Ryobi Die Casting (USA), Inc., Global Metal Technologies, Inc., Amcan, Toralcast, Bocar/Auma and Intermet Corporation, as well as the internal aluminum casting operations of GM and DaimlerChrysler.

RAW MATERIALS AND SUPPLIERS

         French's principal raw material is aluminum. French deals with a number of aluminum suppliers and brokers and limits its dealings to parties who have consistently delivered aluminum which meets specified levels of quality and grade. As commodities, aluminum scrap and ingot can be purchased from any of a number of sources with relatively small differences in price between suppliers.

         Due to its large production volume, French has the necessary scale to economically operate a captive secondary aluminum processing operation at each of its two Wisconsin plants. French purchases less costly scrap aluminum and off-grade aluminum ingot and refines the metal to the required specifications. Unlike French's competitors who lack the ability to upgrade aluminum alloy, French's secondary aluminum smelting capability enables it to lower raw material costs and to control the quality of its processed aluminum. French has the capacity to process and upgrade up to 150 million pounds of aluminum per year, which currently exceeds its production requirements.

         French's contracts with customers typically provide for price adjustments related to changes in the cost of aluminum alloy, as quoted on the London Metals Exchange. As a result, French has limited exposure to aluminum market price fluctuations.

         In the process of manufacturing production-line-ready parts, French must purchase certain sub-components from manufacturers specified by its OEM customers, including helicoils, drain plugs and gaskets. French seeks competitive bids on the parts it purchases if two potential Tier 2 manufacturers of the part are each approved as a supplier to the OEM.

         French employs just-in-time manufacturing and sourcing systems to meet customer requirements for faster deliveries and to minimize its need to carry significant inventory levels. French has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 3,450 employees. Overall, approximately 8% of French's employees are salaried and the balance are hourly. The Company's Michigan facility is party to a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Workers of America, UAW and its local #19, which expires in August 2001. In addition, several of the Company's European operations either recognize a union or have employees that are members of unions as individuals.

(B)      DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical fact, included in this Form 10-K or incorporated by reference herein, including without limitation the statements under "Business" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; (vii) the highly competitive nature of the automotive supply industry; and (viii) such other factors noted in this Form 10-K with respect to the Company's business. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.


ITEM 2.  PROPERTIES

FACILITIES

         The Company's corporate office is located in Minneapolis, Minnesota and its operating headquarters is located at the Taylor Drive facility in Sheboygan, Wisconsin.

         The following table provides information regarding French's principal facilities:


                                                                               Approximate
                                                                             Square Footage
         Location                            Type                              Or Acreage           Interest
---------------------------    --------------------------------------------  ----------------   ------------------
Sheboygan, Wisconsin.......    Operating Headquarters/Die Casting and
                                Machining Plant (Taylor Drive).............   260,000 sq. ft.       Owned
Sheboygan, Wisconsin.......    Die Casting and Machining
                                Plant (Gateway)............................   240,000 sq. ft.       Owned
Grandville, Michigan.......    Die Casting and Machining Plant.............   217,000 sq. ft.       Owned
                               Warehouse...................................    59,000 sq. ft.       Leased
Glasgow, Kentucky..........    Die Casting Plant...........................   113,000 sq. ft.       Owned
                               Machining Plant.............................   172,000 sq. ft.       Leased
                               Warehouse...................................    10,000 sq. ft.       Leased
                               Warehouse...................................    20,000 sq. ft.       Leased
Witham, England............    Administrative/Die Casting and
                                Machining Plant............................   125,000 sq. ft.       Owned
Presteigne, Wales..........    Die Casting Plant...........................    55,000 sq. ft.       Owned
Cheshunt, England..........    Die Casting Plant...........................    45,000 sq. ft.       Leased
Birmingham, England........    Toolmaking Plant............................     8,000 sq. ft.       Owned
Brighouse, England.........    Toolmaking Plant............................     4,000 sq. ft.       Owned
San Andres de Echevarria,
  Spain....................    Administrative/Die Casting and
                                Machining Plant............................    54,000 sq. ft.       Owned
Saltillo, Mexico...........    Die Casting Plant...........................    45,000 sq. ft.       Owned

         The Company also has sales and service offices located in Ashland, Ohio; Dearborn, Michigan; Chihuahua and Ramos Arizpe, Mexico; Sao Paulo, Brazil; Bridgend, England; Valencia, Spain; Cologne, Dusseldorf and Ingolstadt,
Germany; and Hiroshima, Japan.

         Utilization of French's facilities varies with North American and European light vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing. All properties in the United States and the U.K. are pledged as collateral to secure the repayment of French's senior credit facility.

         The machining facility in Glasgow, Kentucky was financed through approximately $1.6 million of industrial revenue bonds, which were issued to Glasgow/Barrien County Industrial Development Economic Authority. To secure repayment of these bonds, French has transferred title of this facility to Glasgow/Barrien County, which leases back the facility to the Company. Upon the final lease payment on November 1, 2006, the Company has the right to purchase this property from Glasgow/Barrien County for $1.00.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, French is involved in various disputes and litigation matters that arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits could have a material adverse effect on the Company. French believes, however, that the ultimate resolution of any pending litigation, individually or in the aggregate, will not have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

         The Company is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. French cannot assure you that it is at all times in complete compliance with all such requirements. Although the Company has made and will continue to make capital and other expenditures to comply with environmental requirements, it does not expect to incur material capital expenditures for environmental controls in 2000. Certain of French's operations generate hazardous substances and wastes. If a release of hazardous substances occurs on or from French's properties or any associated offsite disposal location, or if contamination is discovered at any of the Company's current or former properties, French may be held liable, and the amount of such liability could be material.

         French is studying how to upgrade the drainage systems at its Cheshunt, U.K. facility and address petroleum contamination that may be associated with past drainage. The cost of this matter is currently not expected to be material, unless contamination is discovered that is much more extensive than has been estimated by the Company's environmental consultants.

         As part of French's acquisition of Ansola, the sellers of Ansola agreed to indemnify the Company, subject to certain limitations, for environmental liabilities resulting from the sellers' operation of Ansola, including a specific indemnity for clean up of certain areas of contamination identified at the San Andres de Echevarria, Spain facility during French's due diligence. At the time French acquired Ansola, it estimated these costs to be $120,000, based on testing conducted by an internationally recognized environmental firm. An escrow was established in the amount of 230 million pesetas (about $1.6 million) to secure the sellers' environmental and other indemnification obligations. Actual clean up work was completed in 1999 at a cost of approximately $80,000 and a claim for indemnification was made. The escrow decreases in steps beginning in June 1999 and expires in July 2003, with 43% of the escrow, less French's claims for indemnification, having been released on June 30, 1999, 28% to be released on April 30, 2000 and the remainder to be released on July 31, 2003.

         In connection with French's acquisition of Nelson, the Company is obligated to clean up contamination at a facility formerly operated by Nelson located in Grand Rapids, Michigan. An interim response groundwater recovery system is operating at the facility under the oversight of the Michigan Department of Environmental Quality ("MDEQ"). MDEQ may require additional investigation and cleanup of soil and groundwater, including any contaminated groundwater that may have migrated offsite. Prior to the acquisition, Nelson estimated that the cost to complete the cleanup would be approximately $400,000. Since the acquisition, French has retained an environmental consultant to investigate the facility and prepare a plan describing the work that will be necessary to complete the cleanup and an estimate of the cost of completing the cleanup. French expects to receive the results of the investigation and the work plan in the second quarter of 2000. The former stockholders of Nelson agreed to indemnify the Company for losses arising out of this matter, to the extent such losses exceed $400,000. In particular, the stockholders are obligated to indemnify French for 85% of the next $3.0 million of such losses. The indemnity expires on October 15, 2003, but does not expire with respect to those losses that French has committed to pay before the expiration date. There can be no assurances, however, that the former stockholders will be able or willing to fulfill their indemnity obligations if the Company calls upon them to do so.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     None.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for French presented below for, and as of the end of the nine months ended December 31, 1996 and for each of the years in the three-year period ended December 31, 1999, is derived from J.L. French Automotive Castings, Inc.'s Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The financial statements at December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 and the auditor's report thereon are included elsewhere in this report. The selected financial data for French's predecessor, J.L. French Corporation, for the year ended December 31, 1995 have been derived from its audited combined financial statements. The selected financial data for French's predecessor for the three months ended March 31, 1996 have been derived from its unaudited combined financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and French's Financial Statements and Notes to Financial Statements, included elsewhere in this report.



                                           Predecessor (1)                                   French
                                       --------------------   --------------------------------------------------
                                                    Three        Nine
                                         Year       Months      Months
                                        Ended       Ended        Ended                    Years Ended
                                       Dec. 31,   March 31,    Dec. 31,                   December 31,
                                                                           -------------------------------------
                                         1995        1996        1996         1997        1998(2)        1999
                                       -------    --------     -------     ---------    ----------     ---------
                                                              (Dollars in thousands)
Statement of Operations Data:
  Sales                                $113,113     $34,517    $103,354     $161,755     $254,343     $351,829
  Cost of sales                          79,758      25,769      72,110      108,767      179,693      267,514
                                       --------     -------    --------     --------     --------     --------
    Gross profit                         33,355       8,748      31,244       52,988       74,650       84,315
  Selling, general and
   administrative expenses                4,227       2,610       3,359        5,649       16,802       19,577

  Recapitalization expenses                  --          --          --           --           --       22,425
  Amortization of intangible assets          --          --      18,692       20,680       16,861       11,167
                                       --------     -------    --------     --------     --------     --------
    Operating income                     29,128       6,138       9,193       26,659       40,987       31,146
  Interest expense                        1,885         350      11,973       13,981       20,533       37,326
                                       --------     -------    --------     --------     --------     --------
    Income (loss) before income
      taxes and extraordinary item
  Provision (benefit) for income         27,243       5,788      (2,780)      12,678       20,454       (6,180)
   taxes                                    108          27      (1,126)       4,954        8,299         (595)
                                       --------     -------    --------     --------     --------     --------
    Income (loss) before
      extraordinary item                 27,135       5,761      (1,654)       7,724       12,155       (5,585)
  Extraordinary item                         --          --          --           --          805        8,112
                                       --------     -------    --------     --------     --------     --------
  Net income (loss)                    $ 27,135    $  5,761     $(1,654)      $7,724      $11,350     $(13,697)
                                       ========    ========     =======       ======      =======     ========


                                    Predecessor (1)                                   French
                              ------------------------     -----------------------------------------------------
                              Dec. 31,       March 31,                            December 31,
                                                           -----------------------------------------------------
                                1995          1996           1996           1997            1998           1999
                              --------       ---------     ---------     ---------      ---------       --------
                                                             (Dollars in thousands)
Balance Sheet Data
(at end of period):
    Working capital        $   23,672     $   20,162      $   23,698     $   23,894     $   22,233      $   15,366
    Total assets               81,037         74,041         240,872        235,202        404,793         695,234
    Total debt                 28,691         25,602         144,669        134,391        211,580         606,444
    Total stockholders'
      investment (deficit)     40,259         37,755          72,640         76,807        124,688         (41,593)


---------------------------------

(1) In April 1996, French was initially capitalized (prior thereto, the "Predecessor") in a transaction by an investor group led by Windward Capital Partners, L.P. Accordingly, the information provided for the year ended December 31, 1995 and for the three-month period ended March 31, 1996 is not comparable.
(2)  Includes the results of operations of (i) JLF UK from January 12, 1998 and
     (ii) Ansola from April 30, 1998.
(3) Includes the results of operations of (i) JLF Mexico from August 17,1999 and (ii) Nelson from October 15, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This discussion should be read in conjunction with French's Financial Statements and the Notes to Financial Statements included elsewhere in this report.

GENERAL

         French ordinarily begins working on products awarded for new or redesigned platforms two to five years prior to initial vehicle production. During such period, French incurs (1) costs related to the design and engineering of such products, (2) costs related to production of the tools and dies used to manufacture the products and (3) start-up costs associated with the initial production of such product. In general, design and engineering costs are expensed in the period in which they are incurred. Costs incurred in the production of the tools and dies are generally capitalized and reimbursed by the customer prior to production. Start-up costs, which are generally incurred 30 to 60 days immediately prior to and immediately after production, are expensed as incurred.

         The contracts the Company enters into typically: (1) range from one year to the life of the platform, (2) are on a sole-source basis, (3) do not require the purchase by the customer of any minimum number of units, (4) are at fixed prices subject to annual price reductions or renegotiations and (5) provide for price adjustments related to changes in the cost of aluminum.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

         Sales. Sales for 1999 increased by $97.5 million, or 38.3%, to $351.8 million from $254.3 million for 1998. Approximately $56.3 million of the increase was the result of the acquisitions of Ansola in April 1998, JLF Mexico in August 1999 and Nelson in October 1999. The remaining increase was due to the ramp up of production volumes on business that was launched during 1998, principally transmission cases for Ford.

         Cost of Sales. Cost of sales for 1999 increased by $87.8 million, or 48.9%, to $267.5 million from $179.0 million for 1998. Cost of sales as a percentage of sales was 76.0% for 1999 compared to 70.7% for 1998. While gross margins for 1999 were positively affected by (1) manufacturing process improvements, including increased productivity levels and reduced scrap rates, and (2) lower launch costs in 1999 due to the timing of the introduction of new products, these improvements were offset by (1) a decline in the European economy and related automotive production, (2) historically lower margins at Ansola, Inyechta Alum and Nelson, and (3) a change in our product mix to produce more parts with slightly lower margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.8 million to $19.6 million for 1999 from $16.8 million for 1998. The increase was due primarily to selling, general and administrative expenses associated with the expanded scope of operations, including expenses related to the acquisitions of Ansola, JLF Mexico and Nelson. As a percentage of sales, selling, general and administrative expenses were 5.6% for 1999 compared to 6.6% for 1998.

         Recapitalization Expenses. Recapitalization expenses of $22.4 million recorded during 1999 represent payments made to option holders. The options were redeemed in connection with the Recapitalization.

         Amortization of Intangible Assets. Amortization expense decreased from $16.9 million for 1998 to $11.2 million for 1999, as a result of reduced amortization of capitalized customer relationships, partially offset by an increase in goodwill amortization from the acquisitions of Ansola, JLF Mexico and Nelson and increased amortization of deferred debt costs related to borrowings under the senior credit facility and the outstanding notes. Goodwill is being amortized on a straight-line basis over 40 years.

         Interest Expense. Interest expense for 1999 was $37.3 million compared to $20.5 million for 1998. The increase was due principally to borrowings incurred in connection with the Recapitalization and the acquisition of Nelson.

         Provision (Benefit) for Income Taxes. The effective income tax rate was 9.6% for the tax benefit arising in 1999 compared to 40.6% for 1998. The change in the effective income tax rate related primarily to higher state income taxes and the effect of non deductible goodwill amortization.

         Extraordinary Loss. The Company recorded an extraordinary loss of $8.1 million and $0.8 million for 1999 and 1998, respectively. These losses were the result of the write-off of deferred financing fees associated with certain credit facilities that were repaid during such periods.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         Sales. Sales for 1998 increased by $92.5 million, or 57.2%, to $254.3 million from $161.8 million for 1997. Approximately $87.7 million of the increase in sales related to the acquisitions of JLF UK and Ansola. Approximately $43.1 million of the increase was the result of new business, principally transmission cases for Ford. These increases were partially offset by the effects of the strike at GM in June and July 1998 which decreased sales by approximately $4.6 million for 1998.

         Cost of Sales. Cost of sales for 1998 increased by $70.9 million, or 65.2%, to $179.7 million from $108.8 million for 1997. Cost of sales as a percentage of sales for 1998 was 70.7% compared to 67.2% for 1997. The decline in gross margin was the result of non-recurring costs of approximately $7.1 million associated with the launch of the Ford transmission cases during 1998, approximately $1.4 million related to the effects of the GM strike in June and July 1998 and the lower gross margins at JLF UK and Ansola.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11.2 million to $16.8 million for 1998 from $5.6 million for 1997. As a percentage of sales, selling, general and administrative expenses were 6.6% for 1998 compared to 3.5% for 1997. The increase in selling, general and administrative expenses is due primarily to costs related to developing global engineering and design capabilities, such as increased personnel and travel expenses, and non-capitalizable professional fees related to the acquisitions of JLF UK and Ansola. In addition, JLF UK's selling, general and administrative expenses as a percentage of sales have historically been higher than J.L. French's because JLF UK supports five independent manufacturing facilities and a larger number of customers and operates in a higher cost environment.

         Amortization of Intangible Assets. Amortization expense decreased from $20.7 million for 1997 to $16.9 million for 1998, as a result of reduced amortization on capitalized customer relationships, partially offset by increases in goodwill amortization from the acquisitions of JLF UK and Ansola.

         Interest Expense. Interest expense for 1998 was $20.5 million compared to $14.0 million for 1997. The increase was due principally to borrowings incurred related to the acquisitions of JLF UK and Ansola.

         Provision for Income Taxes. The effective income tax rate was 40.6% for 1998 compared to 39.1% for 1997. The effective rates differed from the statutory rates primarily as a result of higher foreign tax rates, state taxes and non-deductible goodwill amortization associated with the JLF UK acquisition.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, the Company provided cash from operations of $19.5 million, compared to $39.1 million for 1998. Cash generated from operations before changes in working capital items was $32.3 million for 1999 compared to $49.8 million in 1998. Increases in working capital used cash of $12.8 million during 1999 compared to $10.7 million in 1998. The increases in working capital are primarily the result of timing of cash receipts and cash payments.

Net cash used in investing activities was $222.8 million during 1999 compared to $109.4 million in 1998. Acquisitions totaled $189.8 million during 1999 as compared to $74.8 million for 1998. Capital expenditures totaled $33.0 million in 1999 and $34.6 million in 1998 and were primarily for equipment purchases related to new or replacement programs.

Net cash provided by financing activities totaled $204.6 million for 1999 compared with $59.9 million in 1998. Included in the 1999 source of funds is $169.9 million of cash that was provided through the subordinated note offering discussed below.

On April 21, 1999, the Company completed a recapitalization in which a group of equity investors, including affiliates of Onex and J2R Corporation, acquired approximately 87% of the Company's common stock for $156.0 million in cash. Stockholders prior to the recapitalization retained approximately 13% of the Company's common stock and, together with holders of outstanding options, received an aggregate of $370.3 million in cash in connection with the redemption of the Company's other equity interest, plus an additional $5.0 million based upon a post-closing determination of the total working capital as of the closing date of the recapitalization.

In connection with the recapitalization, French and certain of its direct and indirect subsidiaries entered into the senior credit facility. On October 15, 1999, the Company amended and restated its senior credit facility in connection with its acquisition of Nelson to provide for an additional $100.0 million of available borrowings. Following the repayment of a portion of the indebtedness under the senior credit facility with the proceeds of the offering of the subordinated notes discussed below and following its amendment, the senior credit facility now consists of (a) approximately $187.5 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French,
(2) a pound sterling-denominated term loan to French in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million and (3) a pound sterling-denominated term loan to JLF UK in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million (collectively, the "tranche A term loan");
(b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. The amendment increased the dollar-denominated portion of the tranche A term loan from $70.0 million to $155.0 million and increased the revolving credit facility from $75.0 million to $90.0 million. In connection with the recapitalization, the Company borrowed $295.0 million under the senior credit facility. In connection with the acquisition of Nelson, the Company borrowed $100.0 million under the senior credit facility. As of December 31, 1999, the Company had available borrowings under the senior credit facility of approximately $37.5 million.

As of December 31, 1999, rates on borrowings under the senior credit facility varied from 8.35% to 10.0%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

In connection with the recapitalization, the Company also entered into a subordinated financing facility providing for borrowings of $130.0 million, which was fully drawn in connection with the recapitalization. The subordinated financing facility had a final maturity of October 21, 2008.

In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009. Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The subordinated notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at December 31, 1999.

In addition, in connection with the acquisition of Nelson, the Company borrowed $30.0 million from Tower Automotive, Inc. in exchange for issuance of a 7.5% convertible subordinated promissory note due October 14, 2009. Interest on this promissory note is payable quarterly unless (1) the payment of interest would cause the Company to breach any covenants in any agreement under which a financial institution or pension fund has made loans to the Company in excess of $10.0 million or (2) in the good faith judgment of the board of directors, the Company does not have funds available to pay interest on the promissory note, in which case the unpaid interest will accrue until paid. The Company may prepay this promissory note at any time, subject to Tower Automotive's right to convert the promissory note into class A common stock.

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

SEASONALITY

French typically experiences decreased sales and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

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

The Company manages its interest rate risk by balancing the amount of its fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 1999, all of the Company's debt other than the outstanding notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $4.0 million.

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

YEAR 2000

There currently has been no impact of the year 2000 on the processing of the Company's time-sensitive information by its computerized information systems. The Company's facilities primarily use commercial, vendor-supported software and hardware, which have been certified as year 2000 compliant. Because of the Company's substantial investments in computerized systems that are year 2000 compliant, it does not anticipate any future problems with respect to its systems. As of December 31, 1999, the Company incurred costs of approximately $200,000 relating to year 2000 compliance and does not anticipate any future costs.

Although the Company has not experienced any year 2000 interruption, the most reasonably likely worst case scenario that the Company could encounter with respect to year 2000 is the failure of some of its suppliers, including utilities suppliers, having future interruption. This could cause a temporary interruption of materials or services that the Company needs to make its products, which could result in delayed shipments to customers and lost sales and profits. The Company will continue to monitor its supply of materials on hand in order to ensure normal production in the event of a temporary interruption of service.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Market Risk" and "Foreign Currency Transactions" sections of Item
7.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of French are hereby attached to this document beginning on page 36.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to French's directors, executive officers and key employees as of December 31, 1999:

Name                                       Age       Principal Position(s)
----                                       ---       ---------------------
S.A. ("Tony") Johnson...................    59       Chairman and Director
Charles M. Waldon.......................    50       President, Chief Executive Officer and Director
Thomas C. Dinolfo.......................    49       Treasurer and Chief Financial Officer
Paul Buckley............................    54       Managing Director of JLF UK
Juan Manuel Orbea.......................    47       General Manager of Ansola
Donald W. Porritt.......................    50       Director of Corporate Business Development
Lowell Shoaf............................    55       Technical Director
Stephen Southern........................    52       Director of Worldwide Sales and Marketing
Dugald K. Campbell......................    52       Director
A. Kipp Koester.........................    61       Director
John E. Lindahl.........................    54       Director
Carl E. Nelson..........................    39       Vice President, Secretary and Director
Eric J. Rosen...........................    38       Director
Karl F. Storrie.........................    61       Director
Douglas B. Trussler.....................    28       Director

         S.A. ("Tony") Johnson has served as Chairman and a Director of French since the recapitalization. Mr. Johnson is the founder, Chief Executive Officer and President of Hidden Creek. Mr. Johnson is also a general partner of J2R Partners III. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Mr. Johnson served as Chairmen and a director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 to August 1995. Mr. Johnson is also Chairman and a director of Tower Automotive, Inc., a leading designer and producer of structural components and assemblies for the global automotive industry, and Dura Automotive Systems, Inc., a manufacturer of driver control systems, window systems and door systems for the global automotive industry.

         Charles M. Waldon has served as President, Chief Executive Officer and a Director of French since April 1996. Mr. Waldon joined J.L. French in 1983 and became Executive Vice President - Manufacturing in 1987. Prior to joining J.L. French, Mr. Waldon was employed for 16 years by GM in its aluminum die castings operations in Bedford, Indiana.

         Thomas C. Dinolfo has served as Treasurer and Chief Financial Officer of French since April 1996. Before joining J.L. French, Mr. Dinolfo was associated with Crucible Materials Corporation for ten years as Corporate Controller and, prior to that time, was employed by KPMG Peat Marwick.

         Paul Buckley has served as the Managing Director of JLF UK since 1996. Mr. Buckley joined JLF UK in 1976 as an assistant to the General Manager. Prior to joining JLF UK, Mr. Buckley was the service manager for USI Engineering, a manufacturer of the Vertacast die casting machine. He has served as National President of the Die Casting Society, and is currently serving as the National Executive of the Light Metal Founders Association, the trade body of die casting in the U.K.

         Juan Manuel Orbea has served as the General Manager of Ansola since 1977. From 1993 until 1998, Mr. Orbea served as Chairman of the Spanish Technical Association for the Development of Pressure Casting.

         Donald W. Porritt has served as Director of Corporate Business Development of French since October 1998. From 1993 through October 1998, Mr. Porritt served as Vice President of Operations at Nelson. From 1984 through 1993, Mr. Porritt was Secondary Operations Manager at J.L. French. Prior thereto, Mr. Porritt was employed for 10 years by GM in its aluminum die castings operations in Bedford, Indiana.

         Lowell Shoaf has served as Technical Director of French since June 1998. Before joining French, Mr. Shoaf was the International Engineering Manager for Bocar S.A. de C.V., Mexico from 1991 to 1997. Prior to that time, Mr. Shoaf served as Vice President of Engineering at French from 1989 to January 1991.

         Stephen Southern has held the position of Director of Worldwide Sales and Marketing of French since he joined J.L. French in 1986. Previously, Mr. Southern worked for Madison-Kipp Corporation for four years, and for GM in its aluminum die castings operations in Bedford, Indiana for 17 years.

         Dugald K. Campbell has served as a Director of French since May 1999. Mr. Campbell has also served as President, Chief Executive Officer and a Director of Tower Automotive, Inc. since December 1993. From 1991 to 1993, Mr. Campbell has served as a consultant to Hidden Creek. From 1988 to 1991, he served as Vice President and General manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1972 to 1988, Mr. Campbell held various executive, engineering and marketing positions with Allied Automotive, a manufacturer of vehicle systems and components and a subsidiary of AlliedSignal, Inc.

         A. Kipp Koester has served as a Director of French since the recapitalization. Mr. Koester has served as a Managing Director of Northwestern Investment Management Company (a Northwestern Mutual Company) since January 1998. From July 1987 through December 1997, Mr. Koester was a vice president at The Northwestern Mutual Life Insurance Company.

         John E. Lindahl has served as a Director of French since the recapitalization. Mr. Lindahl is the Managing General Partner of Norwest Equity Partners. Prior to joining Norwest Equity Partners in 1984, Mr. Lindahl was with Norwest Bank for 15 years, where he managed the bank's manufacturing and electronics group, natural resources group and was a senior vice president in charge of middle market lending activities.

         Carl E. Nelson has served as a Director, Secretary and Vice President of French since the recapitalization. Mr. Nelson has served as a Vice President of Hidden Creek since 1995 and as the Controller of Hidden Creek since June 1992. Mr. Nelson is also a general partner of J2R Partners III. From 1982 to 1992, Mr. Nelson was employed by Arthur Andersen LLP. Mr. Nelson is also a Vice President of Tower Automotive, Inc. and Dura Automotive Systems, Inc.

         Eric J. Rosen has served as a Director of French since the recapitalization. Mr. Rosen is Managing Director of Onex Investment Corp., a diversified industrial corporation and an affiliate of Onex, and served as a Vice President of Onex Investment Corp. from 1989 to February 1994. Prior thereto, Mr. Rosen was employed in the merchant banking group at Kidder, Peabody & Co. Incorporated from 1987 to 1989. Mr. Rosen is also a director of Tower Automotive, Inc. and Dura Automotive Systems, Inc.

         Karl F. Storrie has served as a Director of French since May 1999. Mr. Storrie has also served as President, Chief Executive Officer and a Director of Dura Automotive Systems, Inc. since March 1991. Prior to joining Dura Automotive Systems, Inc. and from 1986, Mr. Storrie was Group President of a number of aerospace manufacturing companies owned by Coltec Industries, a multi-divisional public corporation. From 1981 to 1986 and prior to becoming a Group President, Mr. Storrie was a Division President of two aerospace design and manufacturing companies for Coltec Industries. During his thirty-five year career, Mr. Storrie has held a variety of positions in technical and operations management. Mr. Storrie is also a director of Argo-Tech Corporation, a manufacturer of aircraft fuel, boost and transfer pumps.

         Douglas B. Trussler has served as a Director of French since September 1999 and is currently a principal at Windward. Prior to joining Windward in 1995, Mr. Trussler was with Credit Suisse First Boston, where he worked as an analyst from June 1993 until May 1995. Mr. Trussler has a degree in Business Administration from the University of Western Ontario.

ITEM 11.    EXECUTIVE COMPENSATION

         The following table sets forth compensation information for 1999 and 1998 for French's chief executive officer and the four other executive officers of French who were its most highly compensated executive officers for that year ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                    ANNUAL COMPENSATION
                                                                               -----------------------------
                                                                   SALARY       BONUS      OTHER ANNUAL           ALL OTHER
NAME AND PRINCIPAL POSITION                                        ($)(1)       ($)(1)    COMPENSATION($)(2)   COMPENSATION($)(3)
---------------------------                                       --------     --------   ------------------   ------------------
Charles M. Waldon.............................          1999      $350,000     $400,000       $  2,809            $2,080
  President and Chief Executive Officer                 1998       350,000      350,000          2,217             1,768

Paul Buckley..................................          1999       241,500       57,303         16,100            33,548
  Managing Director of JLF UK                           1998       212,018      299,688         10,303            51,990

Thomas C. Dinolfo.............................          1999       186,462       65,268          4,225             2,080
  Treasurer and Chief Financial Officer                 1998       171,417       55,339          3,716             1,768

Donald W. Porritt.............................          1999       196,596       21,756             --             2,080
  Director of Corporate Business Development            1998        81,512           --             --                --

Lowell E. Shoaf...............................          1999       199,384       18,512             --             2,080
  Technical Director                                    1998        80,000       11,784             --             1,768


------------------------------

(1) Includes amounts deferred by employees under French's 401(k) employee savings plan, pursuant to Section 401(k) of the Internal Revenue Code.
(2)  Includes the value of personal benefits and perquisites.
(3) The amounts disclosed in this column include amounts contributed by French to its 401(k) employees savings plan and profit sharing plan and dollar value of premiums paid by French for term life insurance on behalf of the Named Executive Officers.

OPTION GRANT TABLE

         The following table shows the value received by the Named Executive Officers during the year ended December 31, 1999 under French's former stock option plan, which was terminated in connection with the recapitalization. Each of the outstanding options was terminated in exchange for an amount equal to the difference between the per share price paid to the existing stockholders and the exercise price of each such option. See "Certain Relationships and Related Transactions - The Recapitalization." No options were granted during the year ended December 31, 1999.

                                                     Value
                                                  -----------
                                                    Received

      Charles M. Waldon..............             $5,786,108
      Paul Buckley...................                334,333
      Thomas C. Dinolfo..............              1,638,558
      Donald W. Porritt..............                196,666
      Lowell E. Shoaf................                196,669

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         French's authorized capital stock consists of six classes of common stock designated as class A common stock, class B common stock, class C common stock, class D-1 common stock, class D-2 common stock and class E common stock. As of December 31, 1999, French had the following shares issued and outstanding (in each case, rounded to the nearest share): 10,249 shares of class A common stock, 20,660 shares of class B common stock, 5,165 shares of class C common stock, 6,590 shares of class D-1 common stock, 6,817 shares of class D-2 common stock and 3,352 shares of class E common stock. French's outstanding classes of common stock generally differ with respect to dividend, liquidation preference and voting rights. The holders of each of French's outstanding classes of common stock are entitled to receive distributions, whether as a dividend, liquidating distribution or otherwise and whether in cash, property or securities, based on the aggregate number of shares of such class outstanding as a percentage of the total number of shares of common stock outstanding. These distributions will be allocated between the various classes as set forth in the Company's certificate of incorporation. These distributions will be allocated between the various classes as set forth in the Company's certificate of incorporation. Each outstanding share of common stock (other than shares of class D-2 common stock, which are non-voting) is entitled to one vote on all matters submitted to a vote of stockholders. Except as otherwise required by the company's certificate of incorporation or applicable law, all of French's classes of voting common stock (other than the class D-2 common stock) vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.

         The table below sets forth certain information regarding the equity ownership of French as of December 31, 1999 by: (1) each person or entity known by the Company to beneficially own five percent or more of a class of French's voting common stock, (2) each director and Named Executive Officer and (3) all of the Company's directors and executive officers as a group. Unless otherwise stated, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

                                                                                               Percent of
                                                               Number of        Percent of       Voting
Directors, Officers and 5% Stockholders           Class          Shares           Class         Power(1)
---------------------------------------         ----------    -----------      -----------     -----------
ONEX American Holdings LLC(2)(3).............   Class B            20,660            100%             87%
J2R Partners III(4)..........................   Class C             5,165            100%             (3)
                                                Class E             3,352            100%
Windward Entities(5).........................   Class A             5,679             55%             13%
The Northwestern Mutual Life Insurance
  Company(6).................................   Class D-1           4,545             69%             (3)
Robert W. Baird & Co. Entities(7)............   Class D-1           1,818             28%             (3)
Norwest Equity Capital, L.L.C.(8)............   Class D-2           4,090             60%             (3)
BancAmerica Capital Investors II, L.P.(9)....   Class D-2           2,727             40%             (3)
Tower Automotive, Inc.(10)...................   Class A             5,088             33%             (3)
S.A. Johnson(10)(11).........................   Class A               660              6%             (3)
                                                Class C             5,165            100%
                                                Class E             3,352            100%
Charles M. Waldon............................   Class A               837              8%             (3)
Paul Buckley.................................   Class A               225              2%             (3)
Thomas C. Dinolfo............................   Class A               142              1%             (3)
Donald W. Porritt............................   Class A                18              *              (3)
Lowell E. Shoaf..............................   Class A               170              2%             (3)
Dugald K. Campbell(11)(14)...................   Class A               112              1%             (3)
                                                Class C             5,165            100%
                                                Class E             3,352            100%
A. Kipp Koester(12)..........................   Class D-1           4,545             69%             (3)
John E. Lindahl(13)..........................   Class D-2           4,090             60%             (3)
Carl E. Nelson(14)...........................   Class A               160              2%             (3)
                                                Class C             5,165            100%
                                                Class E             3,352              *
Eric J. Rosen(2)(3)(11)......................   Class B            20,660            100%             87%
Karl F. Storrie(14)..........................   Class A                83            100%             (3)
                                                Class C             5,165            100%
                                                Class E             3,352            100%
Douglas B. Trussler..........................   --                     --             --              --
All directors and officers as a group
  (13 persons)...............................   All                40,212             --              87%

----------------------------
*    Denotes less than one percent.

(1) Except as otherwise required by the Company's certificate of incorporation or applicable law, all of French's classes of voting common stock vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.
(2) ONEX American Holdings LLC ("ONEX AH LLC") has shared voting power over 40,337 shares of common stock (see footnote (3)). Mr. Rosen, a Director of French, is Managing Director of Onex Investment Corp. and, as a result, may be deemed to have beneficial ownership of the shares help by ONEX AH LLC. Mr. Rosen disclaims beneficial ownership of all shares of class B common stock owned by ONEX AH LLC. ONEX AH LLC and Onex Investment Corp. are both wholly owned subsidiaries of Onex. The address for ONEX AH LLC and Mr. Rosen is c/o Onex Investment Corp., 712 Fifth Avenue, 40th Floor, New York, New York 10019.
(3) ONEX AH LLC, J2R Partners III, The Northwestern Mutual Life Insurance Company, Robert W. Baird & Co. Entities (as defined below), Messrs. Johnson, Waldon and Nelson and all of French's other existing stockholders (other than the Windward Entities (as defined below)) have entered into a stockholders agreement pursuant to which such stockholders agreed to vote their shares of common stock in the same manner as ONEX AH LLC votes its shares on the election of directors and, with the exception of Northwestern Mutual Life, on all other matters presented to French's stockholders for a vote and, to the extent permitted by law, granted to ONEX AH LLC a proxy to effectuate such agreement. As a result, ONEX AH LLC has voting control of approximately 87% of the Company's common stock.
(4) The general partners of J2R Partners III are S.A. Johnson, Dugald K. Campbell, Karl F. Storrie, Scott D. Rued, Carl E. Nelson, David J. Huls, Mary L. Johnson, Judith A. Vijums and Daniel F. Moorse. The address for J2R Partners III is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.
(5) Includes 444 shares of class A common stock owned by Windward/Metropolitan, L.L.C. and 5,235 shares of class A common stock held by Windward/Park WACI, L.L.C. (collectively, the "Windward Entities"). The Windward Entities, due to their common control, may be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. The address for each of the Windward Entities is c/o Windward Capital Partners, L.P., 1177 Avenues of the Americas, 42nd Floor, New York, New York 10036.
(6) The address for Northwestern Mutual Life is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. NML indirectly owns 64% of the outstanding capital stock of Robert W. Baird & Co. Incorporated.

(7) Includes 583 shares of class D-1 common stock owned by Robert W. Baird & Co., 301 shares of class D-1 common stock owned by BCP Affiliates Fund L.P. and 934 shares of class D-1 common stock owned by BCP II Limited Partnership (collectively, the "Robert W. Baird & Co. Entities"). The Robert W. Baird & Co. Entities, due to their common control, may be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. The address for the Robert W. Baird & Co. Entities is c/o Robert
     W. Baird & Co., 277 W. Monroe St., Suite 2100, Chicago, Illinois 60606.
(8) Norwest Equity Capital, L.L.C. is an affiliate of Norwest Equity Partners. The address for Norwest Equity Capital, L.L.C. is 2800 Piper Jaffray Tower, 222 South Ninth Street, Minneapolis, Minnesota 55402.
(9) The address for BancAmerica Capital Investors II, L.P. is 231 South LaSalle Street, 19th Floor, Chicago, Illinois 60697.
(10) Includes 5,088 shares of class A common stock obtainable by Tower Automotive, Inc. upon its conversion of its 7.5% convertible subordinated promissory note. The address for Tower is 5211 Cascade Road S.E., Grand Rapids, Michigan 49546. Messrs. Campbell, Johnson and Rosen are members of the board of directors of Tower. Each of Messrs. Campbell, Johnson and Rosen disclaims beneficial ownership of the shares owned by Tower.
(11) Includes 5,165 shares of class C common stock and 3,352 shares of class E common stock owned by J2R Partners III, of which Mr. Johnson is a general partner, and 660 shares of class A common stock owned by Mr. Johnson. The address for Mr. Johnson is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.
(12) Includes 4,545 shares of class D-1 common stock owned by Northwestern Mutual Life, of which Mr. Koester is a Managing Director. Mr. Koester disclaims beneficial ownership of the shares owned by Northwestern Mutual Life. The address for Mr. Koester is c/o Northwestern Mutual Life, 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.
(13) Includes 4,090 shares of class D-2 common stock owned by Norwest Equity Capital, L.L.C., an affiliate of Norwest Equity Partners, of which Mr. Lindahl is Managing General Partner. The address for Mr. Lindahl is c/o Norwest Equity Partners, 2800 Piper Jaffray Tower, 222 South Ninth Street, Minneapolis, Minnesota 55402.
(14) Includes 5,165 shares of class C common stock and 3,352 shares of class E common stock owned by J2R Partners III, of which Messrs. Nelson, Campbell and Storrie are general partners. Each of Messrs. Nelson, Campbell and Storrie disclaims beneficial ownership of the shares owned by J2R Partners
     III. The address of each of them is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE RECAPITALIZATION

         The recapitalization was completed on April 21, 1999 pursuant to a recapitalization agreement dated March 29, 1999 by and among the Company, its stockholders prior to the recapitalization, who are referred to as the existing stockholders, and JLF Acquisition LLC, a newly formed transitory investment entity. Subsequent to the date of the recapitalization agreement, but prior to the date of the recapitalization, JLF Acquisition assigned all of its rights and obligations under the recapitalization agreement to Onex, J2R and the other equity investors.

         Pursuant to the recapitalization agreement, the Company redeemed for $348.8 million in cash 87% of its outstanding shares of common stock and all of its outstanding shares of preferred stock and the Company paid $22.4 million in cash to the holders of outstanding stock options in exchange for the cancellation of their options. In addition, the Company made a payment $5.9 million to those persons who were stockholders prior to the recapitalization based on a post-closing determination of the amount of French's working capital as of the closing date of the recapitalization. In connection with the recapitalization, the existing stockholders converted all shares of class B common stock not redeemed into shares of class A common stock. Included in this conversion was all of the common stock owned by the Company's chief executive officer, Charles M. Waldon. As a result of the redemption and the conversion, these stockholders currently own 5,348 shares of class A common stock, representing approximately 13% of the outstanding common stock.

         As part of the recapitalization, the Company filed an amendment to its certificate of incorporation, which amendment created the Company's current capital structure, consisting of six classes of common stock, as described under "Security Ownership of Certain Beneficial Owners and Management." The equity investors then purchased for an aggregate purchase price of $156.0 million an aggregate of 37,038 shares of common stock from French. As a result of the recapitalization, the equity investors own approximately 87% of the Company's common stock, representing 85% of the voting power.

         As a result of the recapitalization, Windward received approximately $348.8 million in cash in connection with the redemption of its shares of common stock and preferred stock and $85.0 million in cash in connection with the repayment of the old subordinated notes.

         Pursuant to the recapitalization agreement, the existing stockholders have agreed to indemnify the Company and the equity investors for all liabilities and other losses arising from any breach by French or any of the existing stockholders of certain representations and warranties contained in the recapitalization agreement. These representations relate to the capitalization of French and to the share ownership of the existing stockholders, which representations survive indefinitely, and to the amount of the Company's existing indebtedness, which representation survives until the fourth anniversary of the recapitalization. The existing stockholders do not have an obligation to indemnify the Company and the equity investors for any losses once the aggregate of all indemnified losses exceeds the price paid by French to redeem the existing stockholders' capital stock.

         The foregoing summary of the material terms of the recapitalization agreement and related matters does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the recapitalization agreement, including the related exhibits and schedules.

INVESTOR STOCKHOLDERS AGREEMENT

         French and each of its stockholders are parties to an investor stockholders agreement, dated as of April 21, 1999. Tower Automotive and Onex Advisor LLC and the other employees and affiliates of Onex who purchased shares of the Company's class A common stock in connection with French's financing of the acquisition of Nelson became parties to this stockholders agreement by executing joinder and rights agreements dated as of October 15, 1999. The stockholders agreement provides that the Company's board of directors will be established at seven directors and will be comprised of: (1) three representatives designated by J2R, two of whom shall be S.A. Johnson and Carl E. Nelson, (2) two representatives designated by Onex, which representatives shall be Eric J. Rosen and Charles M. Waldon, (3) one representative designated by Windward, which representative shall be Douglas B. Trussler and (4) one representative designated by Northwestern Mutual Life, which representative shall be A. Kipp Koester. The parties to the stockholders agreement subsequently voted to increase the size of the Company's board of directors to nine directors and have appointed Karl F. Storrie and Dugald K. Campbell to fill these vacancies. In addition, each party to the stockholders agreement has agreed to consent to a sale of French is such sale is approved by the Company's board of directors.

         Except for Windward, each of the parties to the stockholders agreement has also agreed to vote their common stock as directed by Onex on the election of directors and, with the exception of Northwestern Mutual Life, on all other matters submitted to a vote of stockholders, and has granted the person who is at any time the president of Onex a proxy to vote its common stock. The voting provision of the stockholders agreement automatically terminate upon the sale by French of at least 20% of its common stock, on a fully diluted basis, in an underwritten public offering.

         The stockholders agreement generally restricts the transfer of any shares of common stock held by the parties to the stockholders agreement by granting certain parties thereto rights of first offer and participation rights in connection with any proposed transfer by any other party, with certain exceptions. In addition, French has agreed not to issue to any person at any time prior to an initial public offering of equity securities, any shares of common stock or any other securities entitled to participate in distributions or to vote (or securities convertible or exercisable for any of the foregoing) unless the parties to the stockholders agreement are given the opportunity to purchase their pro rata share at the same price and on the same terms, subject to certain exceptions.

REGISTRATION AGREEMENT

         In connection with the recapitalization, each of the Company's stockholders entered into a registration agreement. Tower Automotive and Onex Advisor LLC and the other employees and affiliates of Onex who purchased shares of French's class A common stock in connection with the Company's financing of the acquisition of Nelson became parties to this registration agreement by executing joinder and rights agreements dated as of October 15, 1999. Pursuant to the registration agreement, the holders of a majority of (1) the shares of class B common stock issued pursuant to the recapitalization, or issued or issuable in respect of such securities, and (2) any other shares of common stock held by persons holding any of the foregoing may request, at any time, up to five registrations of all or any part of their common stock on Form S-1 or any similar ling-form registration statement or, if available, an unlimited number of registrations on Form S-2 or S-3 or any similar short-form registration statement, each at the Company's expense. At present, ONEX AH LLC owns all of the outstanding class B common stock. In the event that the holders of these securities make such a demand registration request, all other parties to the registration agreement will be entitled to participate in such registration. In the event that none of these securities are outstanding, the holders of a majority of (1) the common stock issued pursuant to the recapitalization, or issued or issuable with respect thereto, and (2) any common stock held by persons holding any of the foregoing will be entitled to exercise these demand registration rights. The registration agreement also grants to the parties thereto piggyback registration rights with respect to all other registrations by the Company and French will pay all expenses related to such piggyback registrations.

MANAGEMENT STOCKHOLDERS AGREEMENT

         On July 16, 1999, the Company, Onex and members management who own shares of the Company's common stock, including Messrs. Waldon, Buckley, Dinolfo, Orbea, Porritt, Shoaf and Southern, entered into a management stockholders agreement. In July 1999 and December 1999, the Company sold 2,138 shares of French's class A common stock to its managers, representing approximately 4.0% of its outstanding common stock. The amount of management stock held by each of the Company's executive officers is as set forth in "Security Ownership of Certain Beneficial Owners and Management." Each management stockholder purchased such stock at a price of $4,212 per share, which is the per share amount paid by the equity investors in connection with the recapitalization. The agreement permits the management stockholders to borrow up to half of the purchase price of their stock being pledged to secure repayment of the loan.

         Pursuant to this agreement, each management stockholder granted a right of first refusal to the Company, and, if the Company does not exercise such right, to Onex, to purchase such management stockholder's stock. In the event neither French nor Onex exercises their rights of first refusal, at any time after the Company has become a public company, a management stockholder desiring to sell his stock may sell up to 5% of his stock in the public market during any 90-day period, up to a maximum of one-third of the stock acquired by the management stockholder prior to such date.

         The Company, Onex and each of the management stockholders have agreed that either the Company or Onex will purchase at book value, and each management stockholder will sell, the stock held by such management stockholder in the event such management stockholder's employment is terminated for any reason at any time prior to French's initial public offering. After such time as the Company becomes a public company, a management stockholder may sell his stock in the public market, provided that, in the event the management stockholder's employment terminates due to: (1) retirement, he can sell his stock so long as he does not sell more than 75% of his stock during the year following his termination; (2) his death or disability, he may sell without restriction; and
(3) in all other cases, he can sell his stock so long as he does not sell more than half in the year following his termination.

         The agreement further provides that, in the event the Company's board of directors approves a sale of the Company, French has a right to require each management stockholder to sell such management stockholder's stock to the proposed purchaser. In addition, in the event the Company effects a public offering, French has agreed to include each management stockholder's stock in such offering, provided that each management stockholder may not register a greater proportion of his stock than the proportion of Onex's stock being registered by Onex in such offering.

         The terms of the agreement govern all common stock owned or later acquired by the management stockholders other than any stock purchased in the open market at any time after the Company has consummated an initial public offering.

MANAGEMENT AGREEMENT WITH HIDDEN CREEK

         Pursuant to the terms of a management agreement dated as of April 21, 1999, Hidden Creek has agreed to provide strategic direction and management financial and administrative services to French. In exchange for such services, the Company has agreed to pay Hidden Creek an annual management fee in the amount of $1,000,000. This management agreement is for an initial term of five years, but may be canceled by Hidden Creek upon 30 days' notice. The agreement is automatically renewable after five years on a year-to-year basis unless the Company gives Hidden Creek 30 days' notice of its intent to terminate the agreement. The agreement will terminate in any event upon a sale of French.

         In addition, Hidden Creek received a fee upon consummation of the recapitalization and the offering of the outstanding notes of an aggregate of approximately $3.5 million for services provided in structuring, negotiating and financing these transactions. Upon consummation of the acquisition of Nelson, Hidden Creek received a fee of $1.75 million for services provided in structuring, negotiating and financing the acquisition.

PROMISSORY NOTE TO TOWER AUTOMOTIVE, INC.

         In connection with the financing of the Company's acquisition of Nelson, it borrowed $30.0 million from Tower Automotive, Inc. in exchange for the Company's issuance of a 7.5% convertible subordinated promissory note, due October 14, 2009. Messrs. Campbell, Johnson and Rosen are members of both French's board of directors and the board of directors of Tower Automotive. Mr. Campbell is the president and chief executive officer of Tower Automotive. The promissory note is subordinated in right of payment to the notes. This promissory note may be converted in whole or in part, at Tower Automotive's option, into a number of shares of the Company's class A common stock equal to the principal amount of the promissory note and any accrued interest on the promissory note divided by $5,896.75. The principal amount of this promissory note is therefore convertible into 5,088 shares of class A common stock or 8.8% of the Company's outstanding stock. Interest is payable on the promissory note quarterly unless (1) the payment of interest would cause French to breach any covenants in any agreement under which a financial institution or pension fund has made loans to the Company in excess of $10.0 million or (2) in the good faith judgment of the Company's board of directors, French does not have funds available to pay interest on the promissory note, in which case the unpaid interest will accrue until paid. The Company may prepay the promissory note at any time, subject to Tower Automotive's right to convert the promissory note into class A common stock.

TRANSACTIONS WITH SIGNIFICANT STOCKHOLDERS

         J.L. French Corporation, a wholly owned subsidiary of French Holdings, Inc., subleases its sales and service office in Dearborn, Michigan from American Bumper & Mfg. Co., which is indirectly owned by Windward. Payments with respect to this sublease aggregated approximately $68,000 in both 1999 and 1998.

         In connection with the recapitalization, French paid Robert W. Baird & Co. an advisory fee of $2.5 million.

         Prior to the recapitalization, French made payments to Windward for financial services in the amount of $325,000 and $200,000 for 1998 and 1997, respectively.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

                  (1)    Financial Statements:
                         - Report of Independent Public Accountants
                         - Balance Sheets as of  December 31, 1998 and 1999
                         - Statements of Operations for the Years Ended December
                           31, 1997, 1998 and 1999
                         - Statements of Stockholders' Investment for the Years
                           Ended December 31, 1997, 1998 and 1999
                         - Statements of Cash Flows for the Years Ended December
                           31, 1997, 1998 and 1999
                         - Notes to Financial Statements

                  (2)    Financial Statement Schedules:

                         - Financial Statement Schedule II - Valuation and
                           Qualifying Accounts

                  (3)    Exhibits: See "Exhibit Index" beginning on page 34.

         (B)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         J.L. FRENCH AUTOMOTIVE CASTINGS,
                                           INC.

Date:  March 28, 2000                   By /s/ S.A. Johnson
                                            -----------------------------
                                         S.A. Johnson, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                      Title                                      Date
---------                                      -----                                      ----
/s/ S.A. Johnson                            Chairman and Director                   March 28, 2000
------------------------------------
S.A. Johnson

/s/ Charles M. Waldon                       President, Chief Executive              March 28, 2000
------------------------------------          Officer (Principal Executive
Charles M. Waldon                             Officer) and Director

/s/ Dugald K. Campbell                      Director                                March 28, 2000
------------------------------------
Dugald K. Campbell

/s/ A. Kipp Koester                         Director                                March 28, 2000
------------------------------------
A. Kipp Koester

/s/ John E. Lindahl                         Director                                March 28, 2000
------------------------------------
John E. Lindahl

/s/ Carl E. Nelson                          Director                                March 28, 2000
------------------------------------
Carl E. Nelson

/s/ Eric J. Rosen                           Director                                March 28, 2000
------------------------------------
Eric J. Rosen

/s/ Karl F. Storrie                         Director                                March 28, 2000
------------------------------------
Karl F. Storrie

/s/ Douglas B. Trussler                     Director                                March 28, 2000
------------------------------------
Douglas B. Trussler

/s/ Thomas C. Dinolfo                       Treasurer and Chief                     March 28, 2000
------------------------------------        Financial Officer (Principal
Thomas C. Dinolfo                            Financial and Accounting Officer)

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                      Page Number in
                                                                                      Sequential
                                                                                      Numbering
                                                                                      of all Form 10-K
Exhibit                                                                               and Exhibit Pages
-------                                                                               -----------------
    3.1  Restated Certificate of Incorporation of J.L. French Automotive                       *
         Castings, Inc., incorporated by reference to Exhibit 3.1 of the
         Registrant's Form S-4, Registration No. 333-84903 filed under the
         Securities Act of 1933 (the "S-4").
    3.2  By-laws of J.L. French Automotive Castings, Inc., incorporated by reference           *
         to Exhibit 3.2 of the S-4.
    3.3  Restated Certificate of Incorporation of French Holdings, Inc.,                       *
         incorporated by reference to Exhibit 3.3 of the S-4.
    3.4  Amended and Restated By-laws of French Holdings, Inc., incorporated by                *
         reference to Exhibit 3.4 of the S-4.
    3.5  Articles of Incorporation of J.L. French Corporation, incorporated by                 *
         reference to Exhibit 3.5 of the S-4.
    3.6  By-laws of J.L. French Corporation, incorporated by reference to                      *
         Exhibit 3.6 of the S-4.
    3.7  Articles of Incorporation of Allotech International, Inc., incorporated by            *
         reference to Exhibit 3.7 of the S-4.
    3.8  By-laws of Allotech International, Inc., incorporated by reference to                 *
         Exhibit 3.8 of the S-4.
    4.1  Indenture, dated May 28, 1999, by and among J.L. French Automotive                    *
         Castings, Inc., the Subsidiary Guarantors and U.S. Bank Trust National
         Association, as trustee, incorporated by reference to Exhibit 4.1 of the S-4.
    4.2  Registration Rights Agreement, dated May 28, 1999, by and among J.L.                  *
         French Automotive Castings, Inc., the Subsidiary Guarantors and the
         Intial Purchasers, incorporated by reference to Exhibit 4.2 of the S-4.
   10.1  Amended and Restated Credit Agreement, dated October 15, 1999, among                  *
         J.L. French Automotive Castings, Inc., Automotive Components
         Investments Limited, Morris Ashby Limited, the several banks and other financial institutions from time to time parties to the agreement (the
         "Lenders"), Bank of America NT&SA, as syndication agent for the
         Lenders, Chase Manhattan International Limited, as administrative agent for the English Lenders, and the Chase Manhattan Bank, as
         administrative agent for the Lenders, incorporated by reference to
         Exhibit 10.1 of the S-4.
   10.2  Investor Stockholders Agreement, dated April 21, 1999, by and among                   *
         J.L. French Automotive Castings, Inc., Onex American Holdings LLC, J2R
         Partners III and the stockholders listed on the signature pages thereto
         (the "Stockholders Agreement"), incorporated by reference to Exhibit
         10.2 of the S-4.
   10.3  Registration Agreement, dated April 21, 1999, by and among J.L. French                *
         Automotive Castings, Inc. and the investors listed on the signature pages thereto (the "Registration Agreement"), incorporated by reference to Exhibit 10.3 of the S-4.

   10.4  Management Agreement, dated April 21, 1999, by and between J.L. French                *
         Automotive Castings, Inc. and Hidden Creek Industries, incorporated by reference to Exhibit 10.4 of the S-4.
   10.5  Joinder and Rights Agreement, dated October 15, 1999, by and between J.L.             *
         French Automotive Castings, Inc., Onex Advisor LLC and each of the other persons listed on the signature pages thereto, relating to the
         Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.5 of the S-4.
   10.6  Joinder and Rights Agreement, dated October 15, 1999, by and between J.L.             *
         French Automotive Castings, Inc. and Tower Automotive, Inc., relating to the
         Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.6 of the S-4.
   10.7  Sublease Agreement, dated March 25, 1998, by and between J.L. French                  *
         Corporation and American Bumper & Mfg. Co., incorporated by reference to
         Exhibit 10.7 of the S-4.
   10.8**Employment Agreement, dated April 1, 1997, by and between Morris Ashby                *
         plc and Paul A. Buckley, incorporated by reference to Exhibit 10.8 of the S-4.
   10.9**Employment Agreement, dated April 30, 1998, by and between Fundiciones                *
         Viuda de Ansola S.A. and Juan Manuel Orbea Soroa, incorporated by reference to Exhibit 10.9 of the S-4.
   10.10**Employment Agreement, dated April 30, 1998, by and between Ansola                    *
         Acquisition Corporation, S.R.L. and Juan Manuel Orbea, incorporated by reference to Exhibit 10.10 of the S-4.
   10.11 Management Stockholders Agreement, dated July 16, 1999, by and between                *
         J.L. French Automotive Castings, Inc., Onex American Holdings LLC and
         the individuals named on Schedule I thereto, incorporated by reference to Exhibit 10.11 of the S-4.
   10.12 Form of Stock Subscription Agreement by and between J.L. French Automotive            *
         Castings, Inc. and certain members of management purchasing common stock
         (including a schedule identifying Subscription Agreements executed by
         Charles M. Waldon, Paul A. Buckley, Thomas C. Dinolfo, Donald W.
         Porritt, Lowell E. Shoaf and Stephen R. Southern), incorporated by reference to Exhibit 10.12 of the S-4.
   10.13 7.50% Convertible Subordinated Promissory Note issued October 14, 1999 by             *
         J.L. French Automotive Castings, Inc., Onex American Holdings LLC,
         J2R Partners III and the persons set forth on Schedule A attached thereto, incorporated by reference to Exhibit 10.13 of the S-4.
   10.14 Stock Purchase Agreement, dated October 14, 1999, by and among J.L. French            *
         Automotive Castings, Inc., Onex American Holdings LLC, J2R
         Partners III and the persons set forth on Schedule A attached thereto, incorporated by reference to Exhibit 10.14 of the S-4.
                                                                                               --
   27.1  Financial Data Schedule filed herewith.
                                                                                               --





------------------
*    Incorporated by reference.
**   Indicates compensatory arrangement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To J. L. French Automotive Castings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of J. L. French Automotive Castings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment and comprehensive income and cash flows for the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. L. French Automotive Castings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II: Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                          ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   January 21, 2000

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            1999         1998
                                                                            ----         ----
                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $   4,900    $   4,128
  Accounts receivable, less reserve for doubtful accounts of $2,624
    and $1,353                                                             82,449       55,242
  Inventories                                                              36,979       17,077
  Customer tooling-in-progress                                             10,299        8,013
  Other current assets                                                      9,034        2,029
                                                                        ---------    ---------
    Total current assets                                                  143,661       86,489
PROPERTY, PLANT AND EQUIPMENT, NET                                        221,167      147,505
INTANGIBLE AND OTHER ASSETS, NET OF ACCUMULATED
  AMORTIZATION OF $66,279 AND $56,233                                     330,406      170,799
                                                                        ---------    ---------
                                                                        $ 695,234    $ 404,793
                                                                        =========    =========

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                                      $  56,461    $  32,710
  Accrued liabilities                                                      43,434       18,433
  Current portion of long-term debt                                        28,400       13,113
                                                                        ---------    ---------
    Total current liabilities                                             128,295       64,256
LONG-TERM DEBT, NET OF CURRENT PORTION                                    373,044      198,467
SUBORDINATED NOTES                                                        175,000           --
CONVERTIBLE SUBORDINATED NOTES                                             30,000           --
OTHER NONCURRENT LIABILITIES                                               30,488        5,165
                                                                        ---------    ---------
    Total liabilities                                                     736,827      267,888

COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

CONVERTIBLE REDEEMABLE SERIES A PREFERRED STOCK                                --       12,217

STOCKHOLDERS' INVESTMENT:
  Common stock, Class A; par value $0.01; 20,000 shares
    authorized; 10,249 shares issued and outstanding                           --           --
  Common stock, Class B; par value $0.01; 30,000 shares
    authorized; 20,660 shares issued and outstanding                           --           --
  Common stock, Class C; par value $0.01; 6,000 shares authorized;
    5,165 shares issued and outstanding                                        --           --
  Common stock, Class D-1; par value $0.01; 15,000 shares authorized;
    6,590 shares issued and outstanding                                        --           --
  Common stock, Class D-2 non-voting; par value $0.01; 7,500 shares
    authorized; 6,817 shares issued and outstanding                            --           --
  Common stock, Class E; par value $0.01; 4,000 shares authorized;
    3,352 shares issued and outstanding                                        --           --
  Pre recapitalization common stock (Note 2)                                   --           --
  Additional paid-in capital                                               42,589      109,034
  Retained earnings (accumulated deficit)                                 (82,824)      14,224
  Accumulated other comprehensive income - foreign currency
     translation adjustment                                                (1,358)       1,430
                                                                        ---------    ---------
    Total stockholders' investment (deficit)                              (41,593)     124,688
                                                                        ---------    ---------
                                                                        $ 695,234    $ 404,793
                                                                        =========    =========

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)



                                                              Years Ended December 31,
                                                        -----------------------------------
                                                           1999        1998        1997
                                                           ----        ----        ----
Sales                                                   $ 351,829    $ 254,343   $ 161,755

Cost of sales                                             267,514      179,693     108,767
                                                        ---------    ---------   ---------

  Gross profit                                             84,315       74,650      52,988

Selling, general and administrative expenses               19,577       16,802       5,649

Recapitalization expense                                   22,425           --          --

Amortization of intangible assets                          11,167       16,861      20,680
                                                        ---------    ---------   ---------

  Operating income                                         31,146       40,987      26,659

Interest expense, net                                      37,326       20,533      13,981
                                                        ---------    ---------   ---------

  Income (loss) before income taxes and extraordinary
    loss                                                   (6,180)      20,454      12,678

Income tax provision (benefit)                               (595)       8,299       4,954
                                                        ---------    ---------   ---------

  Income (loss) before extraordinary loss                  (5,585)      12,155       7,724

Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $5,407 and $515        8,112          805          --
                                                        ---------    ---------   ---------

    Net income (loss)                                   $ (13,697)   $  11,350   $   7,724
                                                        =========    =========   =========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           Common Stock (Note 2)
                                            -----------------------------------------------
                                             Pre Recapitalization    Post Recapitalization  Additional
                                            ----------------------   ----------------------   Paid-In
                                              Shares       Amount       Shares     Amount     Capital
                                            ----------   ---------   ------------  ------   ----------
BALANCE, December 31, 1996                    69,545.74  $      --           --     $  --   $  72,640
 Comprehensive income -
    Net income                                   --             --           --        --          --
 Accretion of convertible redeemable
  Series A preferred stock to
    redemption value
Dividends declared for convertible
  redeemable Series A preferred stock,
  $700 per share                                 --             --           --        --          --
                                            ----------   ---------    ------------  -----   ---------
BALANCE, December 31, 1997                    69,545.74         --           --        --      72,640
 Comprehensive income -
    Net income                                   --             --           --        --          --
    Foreign currency translation
      adjustment                                 --             --           --        --          --
      Total comprehensive income
 Accretion of convertible redeemable
  Series A preferred stock to
  redemption value                               --             --           --        --          --
 Dividends declared for convertible
  redeemable Series A preferred stock,
  $700 per share                                 --             --           --        --          --
 Sale of common stock at $3,672.89
  per share                                   9,908.96          --           --        --      36,394
                                            ----------   ---------    ------------  -----   ---------
BALANCE, December 31, 1998                   79,454.70          --           --        --     109,034
 Comprehensive income -
    Net income
    Foreign currency translation
      adjustment
      Total comprehensive income
 Accretion of convertible redeemable
  Series A preferred stock to
  redemption value                               --             --           --        --          --
 Dividends declared for convertible
  redeemable Series A preferred stock,
  $700 per share                                 --             --           --        --          --
 Conversion of convertible redeemable
  Series A preferred stock to common
    stock                                     3,395.58          --           --        --          --
 Repurchase of Pre Recapitalization
  common stock, net                         (77,501.90)         --           --        --    (265,034)
 Conversion of Pre Recapitalization
  to Post Recapitalization common stock      (5,348.38)         --        5,348.38     --          --
 Sale of Post Recapitalization common
   stock                                         --             --       37,037.36     --     156,000
 Issuance of common stock for Nelson
  acquisition                                    --             --        8,309.66     --      35,000
 Employee stock offering, net of
  subscriptions receivable (Note 2)              --             --        2,138.44     --       7,589
                                            ----------   ---------    ------------  -----   ---------
BALANCE, December 31, 1999                       --      $      --       52,833.84  $  --   $  42,589
                                            ==========   =========    ============  =====   =========

                                                           Accumulated
                                                             Other
                                                             Compre-
                                               Retained      hensive
                                               Earnings      Income       Total
                                               ---------   -----------   ---------
BALANCE, December 31, 1996                     $  (2,289)   $      --    $  70,351
 Comprehensive income -
    Net income                                     7,724           --        7,724
 Accretion of convertible redeemable
  Series A preferred stock to
    redemption value                                (218)
Dividends declared for convertible
  redeemable Series A preferred stock,
  $700 per share                                  (1,050)          --       (1,050)
                                               ---------    ---------    ---------
BALANCE, December 31, 1997                         4,167           --       76,807
 Comprehensive income -
    Net income                                    11,350
    Foreign currency translation
      adjustment                                      --        1,430
      Total comprehensive income                                            12,780
 Accretion of convertible redeemable
  Series A preferred stock to
  redemption value                                  (243)          --         (243)
 Dividends declared for convertible
  redeemable Series A preferred stock,
  $700 per share                                  (1,050)          --       (1,050)
 Sale of common stock at $3,672.89
  per share                                           --           --       36,394
                                               ---------    ---------    ---------
BALANCE, December 31, 1998                        14,224        1,430      124,688
 Comprehensive income -
    Net income                                   (13,697)
    Foreign currency translation
      adjustment                                      --       (2,788)
      Total comprehensive income                                           (16,485)
 Accretion of convertible redeemable
  Series A preferred stock to
  redemption value                                   (67)          --          (67)
 Dividends declared for convertible
  redeemable Series A preferred stock,
  $700 per share                                    (263)          --         (263)
 Conversion of convertible redeemable
  Series A preferred stock to common
    stock                                             --           --           --
 Repurchase of Pre Recapitalization
  common stock, net                              (83,021)          --     (348,055)
 Conversion of Pre Recapitalization
  to Post Recapitalization common stock               --           --           --
 Sale of Post Recapitalization common
   stock                                              --           --      156,000
 Issuance of common stock for Nelson
  acquisition                                         --           --       35,000
 Employee stock offering, net of
  subscriptions receivable (Note 2)                   --           --        7,589
                                               ---------    ---------    ---------
BALANCE, December 31, 1999                     $ (82,824)   $  (1,358)   $ (41,593)
                                               =========    =========    =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               J.L. FRENCH AUTOMOTIVE CASTINGS, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     Years Ended December 31,
                                                               ------------------------------------
                                                                   1999         1998         1997
                                                                   ----         ----         ----
OPERATING ACTIVITIES:
  Net income (loss)                                             $ (13,697)   $  11,350    $   7,724
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-
     Depreciation and amortization                                 36,695       36,037       31,037
     Subordinated notes discount accretion                            170          469          437
     Deferred income taxes                                          1,029        1,100         (610)
     Extraordinary loss                                             8,112          805           --
     Change in other operating items:
       Accounts receivable                                          8,308      (12,197)      (1,485)
       Inventories and customer tooling-in-progress               (10,165)      (3,398)      (6,210)
       Accounts payable and accrued liabilities                     1,197        5,662         (420)
       Other, net                                                 (12,117)        (773)        (844)
                                                                ---------    ---------    ---------
          Net cash provided by operating activities                19,532       39,055       29,629
                                                                ---------    ---------    ---------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                             (189,815)     (74,778)          --
  Capital expenditures, net                                       (33,005)     (34,640)     (24,530)
                                                                ---------    ---------    ---------
          Net cash used for investing activities                 (222,820)    (109,418)     (24,530)
                                                                ---------    ---------    ---------

FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities                     49,740      197,273           --
  Repayments of revolving credit facilities                       (55,403)    (179,870)          --
  Long-term borrowings                                            719,843       74,474           --
  Repayment of long-term borrowings                              (324,227)     (64,157)     (10,715)
  Debt issuance costs                                             (19,354)      (3,193)          --
  Proceeds from sale of common stock                              198,589       36,394           --
  Redemption of common stock in connection with
    the Recapitalization                                         (360,339)          --           --
  Dividends paid on convertible redeemable Series A
    preferred stock                                                  (525)      (1,050)      (1,572)
  Other, net                                                       (3,731)          --           --
                                                                ---------    ---------    ---------
          Net cash provided by (used in) financing activities     204,593       59,871      (12,287)
                                                                ---------    ---------    ---------

EFFECT OF EXCHANGE RATES ON CHANGES
  ON CASH AND CASH EQUIVALENTS                                       (533)         182           --
                                                                ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               772      (10,310)      (7,188)
CASH AND CASH EQUIVALENTS, beginning of period                      4,128       14,438       21,626
                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                        $   4,900    $   4,128    $  14,438
                                                                =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for-
    Interest                                                    $  34,674    $  20,289    $  15,107
                                                                =========    =========    =========
    Income taxes                                                $   1,920    $   6,200    $   6,245
                                                                =========    =========    =========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND BASIS OF PRESENTATION:

J. L. French Automotive Castings, Inc. (French) is an international designer and manufacturer of aluminum die cast components and assemblies for the global automotive industry. French's primary operating subsidiaries are French Holdings, Inc. (FHI), Nelson Metal Products Corporation (Nelson), J. L. French U.K. Ltd., formerly known as Morris Ashby Ltd., (JLF UK), Fundiciones Viuda de Ansola, S.A. (Ansola), and J. L. French S. de R.L. de C.V. (JLF Mexico). French has manufacturing facilities located in Kentucky, Michigan, Wisconsin, Mexico, Spain and the United Kingdom.

2.   RECAPITALIZATION AND COMMON STOCK:

On April 21, 1999, the Company completed a recapitalization transaction (the Recapitalization). Immediately prior to the Recapitalization, the Company had the following classes of common shares authorized and outstanding (Pre Recapitalization common stock):

                                               Shares                     Shares Issued
                Class                        Authorized                  And Outstanding
         --------------------                ----------                  ---------------
         A, par value $0.0001                 300,000                       60,492.73
         B, par value $0.0001                  75,000                       16,016.36
         C, par value $0.0001                  50,000                        2,651.05
         D, par value $0.0001                  25,000                          294.56

Pursuant to the Recapitalization Agreement and immediately prior to the Recapitalization, each share of Class B, Class C and Class D common stock was converted into one share of Class A common stock. In addition, each share of Convertible Redeemable 7% Series A preferred stock was converted into one share of Series B preferred stock and 2.26372 shares of Class A common stock. The Company also restated its Articles of Incorporation to authorize 20,000 shares of Class A common stock, 30,000 shares of Class B common stock, 6,000 shares of Class C common stock, 15,000 shares of Class D-1 common stock, 7,500 shares of nonvoting Class D-2 common stock and 4,000 shares of Class E common stock (collectively, Post Recapitalization common stock). Concurrently with the above transactions, new investors acquired 1,650.06 shares of Class A common stock, 17,099.89 shares of Class B common stock, 4,274.97 shares of Class C common stock, 5,509.97 shares of Class D-1 common stock, 5,699.99 shares of Class D-2 common stock and 2,802.48 shares of Class E common stock for total consideration of $156.0 million. In addition, the Company borrowed $295.0 million pursuant to a new senior credit facility (Note 4) and $130.0 million pursuant to an interim financing facility (Note 5).

The proceeds from the equity investment, the senior credit facility and the subordinated financing facility were used to retire $184.0 million of outstanding indebtedness, redeem the outstanding Series B preferred stock for $12.3 million, to repurchase certain shares of Class A common stock for $336.5 million, to redeem all outstanding options for $21.5 million and to pay fees associated with the transaction of approximately $6.9 million. The redemption of stock options was recorded as compensation expense at the date of the Recapitalization and is reflected in the consolidated statements of operations as recapitalization expense. As a result of the Recapitalization, approximately 87% of all classes of the combined capital stock of the Company were acquired which represented 85% of the shares eligible to vote. An additional payment of $5.0 million was made to those persons who were stockholders prior to the Recapitalization based on a post-closing determination of working capital as of the date of the Recapitalization.

In connection with the Recapitalization, the historical basis of all assets and liabilities have been retained for financial reporting purposes, and the repurchase of the existing common stock and issuance of new common stock has been accounted for as an equity transaction. In addition, the fees and expenses related to the Recapitalization of approximately $6.5 million have been recorded as a reduction in stockholders' investment.

In 1999, the Company sold 2,138.44 shares of Class A common stock to certain employees for aggregate proceeds of approximately $9.0 million. Approximately $1.4 million of this amount was financed through notes to the Company which bear interest at 9% and are due in 2004. These notes are reflected as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

Following is a summary of transactions in the Pre Recapitalization common stock for the period from December 31, 1996 through April 21, 1999, the date of the Recapitalization:

                                   Class A                 Class B                 Class C                 Class D
                            ---------------------   ---------------------    ---------------------    -------------------
                             Shares       Amount      Shares       Amount     Shares       Amount      Shares      Amount
                            ---------   ---------   ----------     ------    ---------     -------    --------     ------
Balance, December 31,
  1996 and 1997             66,960.34   $     --      2,326.86     $  --        258.54     $  --         --         $ --

Conversion of Class A
  to Class B               (13,944.85)        --     13,944.85        --         --           --         --           --

Conversion of Class B
  to Class C                    --            --     (2,326.86)       --      2,326.86        --         --           --

Conversion of Class C
  to Class D                    --            --         --           --       (258.54)       --        258.54        --

Sale of common stock at
  $3,672.89 per share        7,477.24         --      2,071.51        --        324.19        --         36.02        --
                            ---------   ---------   ----------     ------    ---------     -------    --------      -----
Balance, December 31,

  1998                      60,492.73         --     16,016.36        --      2,651.05        --        294.56        --

Conversion of Class B, C
  and D to Class A          18,961.97               (16,016.36)       --     (2,651.05)       --       (294.56)       --

Conversion of Convertible
  Redeemable 7% Series A
  Preferred Stock to
  Class A                    3,395.58         --         --           --         --           --         --           --

Repurchase of Class A
  shares pursuant to the
  Recapitalization         (77,501.90)        --         --           --         --           --         --           --
Conversion of Class A
  shares to Post Recapi-
  talization common
  stock                     (5,348.38)        --         --           --         --           --         --           --
                            ---------   ---------   ----------     ------    ---------     -------    --------      -----
Balance, April 21,
  1999                          --      $     --         --        $  --         --        $  --         --         $ --
                            =========   =========   ==========     ======    =========     =======    ========      =====

Following is a summary of transactions in the Post Recapitalization common stock for the period from April 21, 1999 through December 31, 1999:

                                                                   Number of Shares
                             ----------------------------------------------------------------------------------------------
                               Class A           Class B           Class C       Class D-1        Class D-2       Class E
                             ------------      ------------      -----------    -----------      -----------     ----------
Shares outstanding,
  April 21, 1999                    --                --               --             --               --             --
Conversion of Pre
  Recapitalization common
  stock                          5,348.38             --               --             --               --             --
Sale of Post
  Recapitalization common
  stock                          1,650.06         17,099.89         4,274.97       5,509.97         5,699.99       2,802.48
Employee stock offering          2,138.44             --               --             --               --             --
Sale of common stock
  (Note 6)                       1,112.53          3,560.01           890.01       1,080.22         1,117.44         549.42
                             ------------      ------------      -----------    -----------      -----------     ----------
Shares outstanding,
  December 31, 1999             10,249.41         20,659.90         5,164.98       6,590.19         6,817.43       3,351.90
                             ============      ============      ===========    ===========      ===========     ==========

3.   SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the financial statements of French and its subsidiaries, all of which are wholly owned (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents consist primarily of short-term money market investments with Spanish financial institutions. Cash equivalents are stated at cost which approximates fair value.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) or average cost methods, which approximate current cost. Market is determined by the quoted price for comparable raw materials.

Inventories consisted of the following (in thousands):

                                                           December 31
                                                       ---------------------
                                                        1999          1998
                                                       -------       -------
            Raw materials                             $ 14,172       $ 7,459
            Work-in-process                             14,558         5,045
            Finished goods                               8,249         4,573
                                                       -------       -------
                                                       $36,979       $17,077
                                                       =======       =======

CUSTOMER TOOLING-IN-PROGRESS

Excess of cost over billings on uncompleted tooling projects represents costs incurred by the Company in the production of customer-owned tooling to be used by the Company in the manufacture of its products. The Company receives a specific purchase order for this tooling and is reimbursed by the customer for the cost of such tooling. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                                December 31
                                                           -----------------------
                                                             1999           1998
                                                           --------       --------
            Land and improvements                          $  5,888       $  3,218
            Buildings                                        47,501         30,044
            Machinery and equipment                         213,972        138,908
            Furniture, fixtures and other                     8,243          2,390
            Construction in progress                          7,032          9,455
                                                           --------       --------
                                                            282,636        184,015

            Less- Accumulated depreciation                  (61,469)       (36,510)
                                                           --------       --------
            Net property, plant and equipment              $221,167       $147,505
                                                           ========       ========

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the following estimated useful lives:

            Buildings and land improvements                   15 to 39 years
            Machinery and equipment                            5 to 13 years
            Furniture and fixtures                             3 to 10 years

The Company capitalizes interest cost as a component of the cost of construction in progress. Interest costs of $237,000, $210,000 and $384,000 were capitalized for the years ended December 31, 1999,1998 and 1997.

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following (in thousands):

                                                                  December 31
                                                            ------------------------
                                                               1999          1998
                                                            ----------    ----------
            Goodwill                                        $  304,650    $  169,793
            Customer relationships                              52,946        52,946
            Debt issuance costs and other                       15,181         4,293
                                                            ----------    ----------
                                                               372,777       227,032
            Less-Accumulated amortization                      (66,279)      (56,233)
                                                            ----------    ----------
              Net intangible assets                            306,498       170,799
            Deferred tax assets                                 23,908            --
                                                            ----------    ----------
              Total intangible and other assets             $  330,406    $  170,799
                                                            ==========    ==========


Goodwill represents the excess of the purchase price over fair value of net assets acquired arising from the acquisition of the Company in April 1996 and the acquisitions described in Note 6. Goodwill is amortized on a straight-line basis over 40 years. Amortization for the customer relationships is calculated using an accelerated method, reflecting the nature of the relationship, over 5 years. Debt financing costs are amortized over the term of the applicable agreement.

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, the Company would recognize an impairment loss.

ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                                                                     December 31
                                                                                 ----------------------
                                                                                  1999           1998
                                                                                 -------        -------
            Compensation and benefits                                           $  8,841        $10,026
            Loss contracts                                                         7,792             --
            Income taxes                                                           4,639          2,361
            Die replacement                                                        8,641             --
            Interest                                                               4,736          2,084
            Other                                                                  8,785          3,962
                                                                                 -------        -------
                                                                                 $43,434        $18,433
                                                                                 =======        =======

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

REVENUE RECOGNITION AND SALES COMMITMENTS

The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements to produce products for its customers at the beginning of a given vehicle's production cycle. Once such agreements are entered into by the Company, fulfillment of the customer's purchasing requirements is the obligation of the Company for the entire production cycle of the vehicle, with terms averaging seven years. The Company has no intention to terminate such contracts. In certain instances, the Company is committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and is recorded at the minimum amount necessary to fulfill the Company's obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information. The remaining long term liability was approximately $16.9 million as of December 31, 1999. There was no balance at December 31, 1998. These amounts are included in other long term liabilities in the accompanying consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated into U.S. dollars using the year-end rates of exchange. Results of operations are translated at average rates prevailing throughout the period. Translation gains and losses are accumulated as a separate component of accumulated other comprehensive income--foreign currency translation adjustment in stockholders' investment. Gains and losses resulting from foreign currency transactions are included in net income. Such gains or losses and related hedges are reported in the same manner as translation adjustments.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income, " which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income in the accompanying consolidated statements of stockholders' investment and comprehensive income. Net income for periods prior to 1998 was the same as comprehensive income.

SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption affected only the disclosure of segment information (see Note 8).

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets available for benefits during the reporting period. Ultimate results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts previously reported in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on previously reported net income or stockholders' investment.

4.   LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

                                                                                    December 31
                                                                               -----------------------
                                                                                 1999          1998
                                                                               ---------    ----------
            Senior credit facility:
               Revolving credit loan, due April 2005,
                 interest at prime plus 1.5% or LIBOR plus 2.5%
                 (8.35% to 10.0% at December 31, 1999)                        $   23,183    $       --

               Tranche A term loan, due April 2005 interest at prime plus 1.5%
                 or LIBOR plus 2.5%
                 (9.0% at December 31, 1999)                                     187,943            --

               Tranche B term loan, due October 2006 interest at prime plus
                 1.75% or LIBOR plus 2.75%
                 (9.25% at December 31, 1999)                                    152,105            --
                                                                               ---------    ----------
                    Total senior credit facility                                 363,231            --
            Old credit facility, retired in
                   connection with the Recapitalization                               --        95,044
            Unsecured sterling loan notes                                         25,963        27,303
            Peseta term loans                                                      6,996         5,303
            Obligations under capital leases (Note 10)                             5,254         5,320
            Old subordinated notes, retired in connection
              with the Recapitalization                                               --        78,610
                                                                               ---------    ----------
                                                                                 401,444       211,580
            Less- Current portion                                                (28,400)      (13,113)
                                                                               ---------    ----------
                                                                               $ 373,044    $  198,467
                                                                               =========    ==========

SENIOR CREDIT FACILITY

In connection with the Recapitalization, French and certain of its direct and indirect subsidiaries entered into a senior credit facility which provided for total borrowings of up to $370.0 million, including (a) $105.0 million tranche A term loan consisting of a $70.0 million U.S. dollar-denominated term loan and pound sterling denominated term loans in an amount equal to the pound sterling equivalent of U.S. $35.0 million, (b) a $190.0 million tranche B term loan, and
(c) a $75.0 million revolving credit facility. In May 1999, approximately $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan were repaid with proceeds from the offering of the Subordinated Notes (Note 5).

On October 15, 1999 in connection with the acquisition of Nelson (Note 6), the Company amended and restated its senior credit facility to provide for $100.0 million of additional borrowings consisting of an increase of $85 million in the tranche A term loan and an increase of $15 million in the revolving credit loan.

As of December 31, 1999, the total borrowing availability under the revolving credit loan was $37.5 million. As of December 31, 1999, the Company had outstanding standby letters of credit of $29.3 million which expire through January, 2003. Borrowings under the tranche A and tranche B term loans are payable in quarterly installments. In addition, beginning with the year ending December 31, 2000, the Company is required to make mandatory prepayments of borrowings under the tranche A and tranche B term loans based on excess cash flow, as defined.

The senior credit agreement requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The senior credit agreement also limits capital expenditures and dividends. The Company was in compliance with all covenants as of December 31, 1999. Borrowings under the senior credit facility are secured by all of the assets of French and its domestic subsidiaries and are guaranteed by all of French's domestic subsidiaries (Guarantors).

In connection with the repayment of borrowings under the old credit facility on the date of the Recapitalization, the Company wrote off unamortized debt issue costs of approximately $9.4 million. The write off, net of income taxes, is included as an extraordinary loss in the accompanying statement of operations for the year ended December 31, 1999.

PESETA TERM LOANS

Upon the acquisition of Ansola, the Company assumed peseta term loans under agreements with a number of Spanish banks. The loans were used by Ansola to finance capital expenditures and generally have restrictions that require approval prior to the disposal of assets. The loans have various payment terms and maturity dates from 2000 through 2005. The effective interest rate in 1999 was approximately 4.7%.

UNSECURED STERLING LOAN NOTES

In conjunction with the acquisition of JLF UK, unsecured Sterling loan notes were issued in exchange for certain shares acquired by the Company. The notes bear interest at 1% below LIBOR, with a minimum of 6.75% and are payable in January 2003. The applicable interest rate was 6.75% at December 31, 1999. Each note holder may, as provided by British regulations, exercise an annual option to have the Company redeem the notes in the amount of (pound)10,000. Under this provision $1.4 million is classified as a current portion of long-term debt.

AGGREGATE MATURITIES

The aggregate maturities of long-term debt, including obligations under capital leases, for each of the five years subsequent to December 31, 1999 are as follows (in thousands):

                                                                   Amount
                                                                  ---------
            2000                                                 $   28,400
            2001                                                     35,122
            2002                                                     39,603
            2003                                                     68,086
            2004                                                     47,259
            2005 and thereafter                                     182,974
                                                                  ---------
                                                                  $ 401,444
                                                                  =========

5.   SUBORDINATED DEBT:

SUBORDINATED NOTES

In connection with the Recapitalization, the Company borrowed $130 million pursuant to an interim financing facility. The interim facility matured on October 21, 2008 and interest was payable monthly at 11.35%. In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009 (Subordinated Notes). Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the interim financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan.

The Company wrote off approximately $4.1 million of unamortized debt issue costs related to the interim financing facility. The write off, net of income taxes, is included in the extraordinary loss in the accompanying statement of operations for the year ended December 31, 1999.

CONVERTIBLE SUBORDINATED NOTE

In connection with the acquisition of Nelson (Note 6), the Company borrowed $30 million pursuant to a convertible subordinated note issued to Tower Automotive, Inc. ("Convertible Note"). Borrowings under the Convertible Note are subordinated to all other indebtedness of the Company. The Convertible Note bears interest at 7.5% payable semi-annually, matures on October 15, 2009 and is convertible anytime, at the option of the holder, into 5,088 shares of Class A common stock.

6.   ACQUISITIONS:

In January 1998, the Company acquired 100% of the outstanding common stock of JLF UK for approximately $54.0 million in cash, including certain transaction costs, plus unsecured sterling loan notes issued to certain electing shareholders in the amount of $26.4 million. In April 1998, the Company acquired 100% of the outstanding common stock of Ansola for approximately $20.8 million in cash, including certain transaction costs.

In August 1999, the Company formed JLF Mexico to acquire Inyecta Alum, a Mexican supplier of aluminum die castings, for an aggregate purchase price of $14.9 million. This acquisition was financed with cash on hand and available borrowings under the Company's revolving credit facility.

In October 1999, the Company acquired all of the outstanding stock of Nelson for an aggregate purchase price of $179.8 million, including transaction costs. Nelson is a full service supplier of medium and large aluminum die castings for the automotive industry, with manufacturing facilities in Grandville, Michigan and Glasgow, Kentucky. In connection with the acquisition of Nelson, the Company
(i) amended and restated its senior credit facility to provide for additional borrowings of $100.0 million; (ii) borrowed $30.0 million from Tower Automotive, Inc. pursuant to the Convertible Note; and (iii) issued 8,309.66 shares of its common stock for total consideration of $35 million.

The acquisitions noted above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the respective dates of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

The assets acquired and liabilities assumed for JLF Mexico and Nelson have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates will be reflected as adjustments to goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since the respective dates of the acquisition.

The following unaudited consolidated pro forma results of operations for the years ended December 31, 1999 and 1998 give effect to (i) the acquisitions of JLF UK, Ansola, JLF Mexico and Nelson, (ii) the Recapitalization, and (iii) the subordinated note offering as if such transactions had occurred at the beginning of the period (in thousands):

                                                                              Pro Forma for the Years
                                                                                 Ended December 31
                                                                              ------------------------
                                                                                 1999          1998
                                                                              ----------     ---------
            Revenues                                                          $  506,061     $ 394,099
            Operating income                                                      58,432        17,750
            Net income (loss) before extraordinary item                            6,037       (21,182)

The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

7.   INCOME TAXES:

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                        Years Ended December 31
                                                    -------------------------------
                                                      1999        1998        1997
                                                    --------     ------      ------
            Current                                  $(1,624)    $7,199      $5,564
            Deferred                                   1,029      1,100        (610)
                                                    --------     ------      ------
                           Total                    $   (595)    $8,299      $4,954
                                                    ========     ======      ======

A summary of deferred income tax assets and liabilities is as follows (in thousands):

                                                                                     December 31
                                                                               ------------------------
                                                                                 1999            1998
                                                                               ---------       --------
            Deferred tax assets:
               Accounts receivable                                             $     798      $     456
               Inventories                                                            76            212
               Vacation accruals                                                     373            138
               Employee benefit plans                                              2,152            512
               Amortization of intangible assets                                   8,299          9,212
               Loss contracts                                                      9,120             --
               State tax credit and net operating loss carryforwards               1,480            584
               Federal net operating loss carryforwards                           10,902             --
                                                                               ---------       --------
                           Total deferred tax assets                              33,200         11,114
            Deferred tax liabilities--depreciation                                (7,311)       (13,288)
            Valuation allowance                                                   (1,131)            --
                                                                               ---------       --------
                           Net deferred tax assets (liabilities)               $  24,758       $ (2,174)
                                                                               =========       ========

Management has established valuation allowances for a portion of the state tax credit and state net operating loss carryforwards and a portion of the foreign net operating loss carryforwards as management is unable to conclude that it is more probable than not that sufficient taxable income will be generated in the necessary jurisdictions to fully realize these tax benefits.

A reconciliation of income taxes computed at the statutory rates to the reported income tax provisions is as follows:

                                                                      Years Ended December 31
                                                                   -----------------------------
                                                                     1999       1998       1997
                                                                   -------     ------     ------
              Federal provision (benefit) at statutory rates        (35.0)%     35.0%       35.0%
              State tax provision, net of federal benefit            (9.2)       5.4         4.4
              Non-deductible goodwill                                11.0       --          --
              Non-deductible net operating loss carryforwards        18.3       --          --
              Other, net                                              5.3        0.2        (0.3)
                                                                     ----       ----        ----
                                                                     (9.6)%     40.6%       39.1%
                                                                     ====       ====        ====

The Company has approximately $800,000 of state tax credit carryforwards which expire in 2014, $32 million of state net operating loss carryforwards which expire between 2011 and 2014, $1 million of foreign net operating loss carryforwards which expire in 2014 and $31 million of federal net operating loss carryforwards which expire in 2019.

8.   GEOGRAPHIC AND PRODUCT LINE INFORMATION:

The Company designs and manufactures aluminum die cast components and assemblies for the global automotive industry and operates in a single reportable business segment, automotive products. The Company internally evaluates its business principally based upon critical performance measures established by the Company; because of similar economic characteristics of the operations, including the nature of products, production process and customers, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

The following is a summary of sales, based on location of production, and long-lived assets by geographic location (in thousands):

                                                                Years Ended December 31
                                                    --------------------------------------------------
                                                           1999                        1998
                                                    ---------------------       ----------------------
                                                                  Long-                        Long-
                                                                  Lived                        Lived
                                                     Sales        Assets         Sales         Assets
                                                    --------     --------       --------      --------
            North America                           $265,520     $154,324       $180,140      $ 79,703
            Europe                                    86,309       66,843         74,203        67,802
                                                    --------     --------       --------      --------
                                                    $351,829     $221,167       $254,343      $147,505
                                                    ========     ========       ========      ========

Sales to customers in various geographic locations were as follows (in thousands):

                                                   1999           1998           1997
                                                 ----------     ----------     ----------
             North America                      $   246,797     $  158,523     $  135,998
             Europe                                 104,451         93,121         23,812
             Other foreign locations                    581          2,699          1,945
                                                 ----------     ----------     ----------
                                                 $  351,829     $  254,343     $  161,755
                                                 ==========     ==========     ==========

The Company sells its products directly to automobile manufacturers. Customers that accounted for a significant portion of consolidated sales for each of the three years in the period ended December 31, 1999 were as follows:

                                                  Years Ended
                                                   December 31
                                              -----------------------
                                              1999     1998      1997
                                              ----     ----      ----
                 Ford                           54%      58%      60%
                 GM                             28       20       39

As of December 31, 1999 and 1998, receivables from these customers represented 69% and 68% of total accounts receivable, respectively.

9.   EMPLOYEE BENEFIT PLANS:

The Company has a noncontributory defined contribution retirement plan covering certain U.S. employees after one year of service. Under the terms of the plan, contributions made by the Company are based on the number of hours worked by each participant. The Company's contribution for 1997 was at the rate of 70 cents per hour of qualified service, which increased to 85 cents in 1998, and increased to $1.00 in 1999. The contribution for the years ended December 31, 1999, 1998 and 1997 was $1.7 million, $1.2 million and $926,000, respectively.

The Company also sponsors a 401(k) savings plan covering substantially all U.S. employees. Company contributions are not provided under the 401(k) plan.

The Company sponsors a defined benefit pension plan covering certain employee groups at JLF UK and Nelson. The Company's policy is to fund the amounts which are actuarially determined and as required by applicable law. In addition, the Company has a postretirement medical benefit plan for certain employee groups and has recorded a liability for its estimated obligation under that plan. The Company has the right to modify or terminate certain of these benefits in the future.

The change in benefit obligation and plan assets consisted of the following (in thousands):

                                                                                                 Postretirement
                                                                                                    Benefits
                                                                         Pension Benefits         Other Than
                                                                        as of December 31,       Pensions as of
                                                                        ------------------          December
             Change in Benefit Obligation                              1999          1998             1999
             ----------------------------                              ----          ----             ----
             Benefit obligation at beginning of period                 $ 32,876     $ 25,402      $      --
             Service cost                                                 1,868        1,827             39
             Interest cost                                                1,893        1,983             65
             Actuarial loss                                                  --        4,557             --
             Plan participants' contributions                               611          627             --
             Acquisition of Nelson                                        4,832           --          5,554
             Benefits paid                                               (1,218)      (1,520)           (52)
                                                                       --------     --------      ---------
             Benefit obligation at the end of the year                 $ 40,862     $ 32,876      $   5,606
                                                                       ========     ========      =========

             Change in Plan Assets
             ---------------------
             Fair value of plan assets at beginning of period          $ 24,755     $ 21,711      $      --
             Actual return on plan assets                                 5,838        2,532             --
             Employer contributions                                       1,785        1,505             52
             Plan participants' contributions                               611          592             --
             Acquisition of Nelson                                        4,948           --             --
             Benefits paid                                               (1,218)      (1,585)           (52)
                                                                       --------     --------      ---------
             Fair value of plan assets at the end of the year          $ 36,719     $ 24,755      $      --
                                                                       ========     ========      =========

The funded status of the Company's plans is as follows (amounts in thousands):

                                                                                     Postretirement
                                                                                         Benefits
                                                           Pension Benefits             Other Than
                                                          As of December 31,         Pensions as of
                                                      --------------------------       December 31,
                                                         1999             1998             1999
                                                         ----             ----             ----
             Funded status                            $  (4,143)       $  (8,120)       $     --
             Unrecognized actuarial loss                  2,373            6,132              --
             Acquisition of Nelson                           --               --           5,606
                                                      ---------        ---------        --------
             Accrued benefit cost                     $  (1,770)       $  (1,988)       $  5,606
                                                      =========        =========        ========

The following assumptions were used to account for the plan assets:

                                                                                           Postretirement
                                                                                              Benefits
                                                         Pension Benefits for the            Other Than
                                                         Years Ended December 31,          Pensions as of
                                                       ------------------------------        December 31,
                                                           1999                1998             1999
                                                           ----                ----             ----
             Discount rate                              5.5-7.0%                5.5%            7.00%
             Expected return on plan assets             8.0-9.0%                9.0%               --
             Rate of compensation increase              0.0-4.0%                4.0%               --

The components of net periodic benefit costs are as follows (in thousands):

                                                                                   Postretirement
                                                                                      Benefits
                                                           Years Ended               Other Than
                                                           December 31,            Pensions as of
                                                     -----------------------         December 31,
                                                       1999           1998              1999
                                                       ----           ----              ----
             Service cost                            $  1,868       $  1,827            $   39
             Interest cost                              1,893          1,983                65
             Expected return on plan assets            (2,237)        (1,976)               --
             Other                                        185             --                --
                                                     --------       --------            ------
             Net periodic benefit costs              $  1,709       $  1,834            $  104
                                                     ========       ========            ======

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                       One Percentage         One Percentage
                                                                       Point Increase         Point Decrease
                                                                       --------------         --------------
      Effect on total of service and interest cost components               $    1              $    (1)
                                                                            ======              =======
      Effect on the postretirement benefit obligation                       $   56              $   (56)
                                                                            ======              =======

10.  LEASES:

The Company is obligated at December 31, 1999 under various capital leases for certain machinery and equipment, including vehicles, that expire at various dates through 2004. Amortization of assets held under capital leases is included in depreciation expense.

The Company also leases buildings, vehicles, machinery and equipment under noncancelable operating leases expiring on various dates through 2013. Total rent expense from operating leases, including month-to-month leases, was $1.1 million, $852,000 and $252,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Aggregate future minimum lease payments as of December 31, 1999 relating to capital leases and noncancelable operating leases with an initial term in excess of one year are as follows (in thousands):

                                                                              Capital     Operating
                                                                               Leases      Leases
                                                                             ---------    ---------
            2000                                                              $  1,888     $  603
            2001                                                                 1,300        438
            2002                                                                 1,095        142
            2003                                                                   892         21
            2004                                                                   442         --
            Thereafter                                                             441         --
                                                                                ------     ------
                     Total minimum lease payments                                6,058     $1,204
                                                                                           ======
            Less- Amount representing interest (rates from 4% to 8%)               804
                                                                                ------
                     Present value of net minimum capital lease payments         5,254
            Less- Current installments of obligations under capital leases       1,563
                                                                                ------
                     Obligations under capital leases, excluding current
                          installments                                          $3,691
                                                                                ======



11.  RELATED-PARTY TRANSACTIONS:

The Company paid approximately $333,000 for management, financial and administrative services to Hidden Creek for the year ended December 31, 1999. In addition, Hidden Creek received fees for the consummation of the Recapitalization, the offering of the Subordinated Notes and the acquisition of Nelson in the aggregate amount of approximately $5.3 million for services provided in structuring, negotiating and financing these transactions.

The Company paid $325,000 and $200,000 of financial advisory fees to Windward Capital Partners, L.P., an entity affiliated through common ownership, in the years ended December 31, 1998 and 1997, respectively.

12.  FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the revolving credit facilities approximate fair value, because of the short maturity of these instruments. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities. As of December 31, 1999 and 1998, the fair value of the Company's long-term debt was determined to be the same as the carrying amount.

The Company used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in foreign exchange rates during the year ended December 31, 1998. Off-balance-sheet derivative financial instruments as of December 31, 1998 consisted of foreign currency forward contracts to sell pesetas with a notional value of approximately $19.1 million and a fair value of approximately $70,000. The fair value was based on quoted market prices. No such contracts were outstanding as of December 31, 1999.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a condensed summary of actual quarterly results of operations for 1999 and 1998 (in thousands):

                                                          GROSS         OPERATING          NET
                                           SALES          PROFIT          INCOME       INCOME (LOSS)
                                          --------       --------       ---------      ------------
             1999:
               First                     $  75,304      $  20,639       $  12,925       $    4,728
               Second                       78,164         21,644          (7,526)         (17,895)
               Third                        75,251         16,972           8,069           (1,733)
               Fourth                      123,110         25,060          17,678            1,203
                                          --------       --------         -------         --------
                                          $351,829      $  84,315       $  31,146        $ (13,697)
                                          ========       ========         =======         ========
             1998:
               First                     $  60,423       $ 16,416        $  7,536        $   1,299
               Second                       65,752         20,680          12,194            4,406
               Third                        59,743         14,716           6,375             (130)
               Fourth                       68,425         22,838          14,882            5,775
                                          --------       --------         -------         --------
                                          $254,343       $ 74,650         $40,987         $ 11,350
                                          ========       ========         =======         ========

14.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR INFORMATION:

         The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's business. Each Guarantor is a direct wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11 1/2% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor Companies are the Company's foreign subsidiaries, which include JLF UK, Ansola and JLF Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors. As all subsidiaries of the Company were Guarantors in 1997, separate consolidating guarantor and non-guarantor financial statements have not been presented for such year.

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


                                      J.L. FRENCH
                                      AUTOMOTIVE                      NON-
                                       CASTINGS,    GUARANTOR      GUARANTOR
                                         INC.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                      -----------   ---------      ---------     ------------   ------------
Revenues                              $      --     $262,757       $ 89,072         $     --       $351,829
Cost of sales                                --      194,757         72,757               --        267,514
                                      ---------     --------       --------         --------       --------
  Gross profit                               --       68,000         16,315               --         84,315
Selling, general and
 administrative expenses                    549        8,747         10,281               --         19,577
Recapitalization expense                  4,413       16,793          1,219               --         22,425
Amortization of intangible
 assets                                      27       10,246            894               --         11,167
                                      ---------     --------       --------         --------       --------
  Operating income                       (4,989)      32,214          3,921               --         31,146
Interest expense                         14,960       16,372          5,994               --         37,326
                                      ---------     --------       --------         --------       --------
  Income before income taxes,
   equity in earnings (losses) of
   subsidiaries and extra-
   ordinary loss                        (19,949)      15,842         (2,073)              --         (6,180)
Provision (benefit) for income
   taxes                                 (1,921)       1,525           (199)              --           (595)
Equity in earnings (losses)
    of subsidiaries                       8,417           --             --           (8,417)            --
                                      ---------     --------       --------         --------       --------
  Income (loss) before
   extraordinary item                    (9,611)      14,317         (1,874)          (8,417)        (5,585)
Extraordinary loss                        4,086        4,026             --               --          8,112
                                      ---------     --------       --------         --------       --------
  Net income (loss)                   $ (13,697)    $ 10,291       $ (1,874)        $ (8,417)      $(13,697)
                                      =========     ========       ========         ========       ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                      J.L. FRENCH
                                      AUTOMOTIVE                     NON-
                                       CASTINGS,    GUARANTOR     GUARANTOR
                                         INC.       COMPANIES     COMPANIES     ELIMINATIONS    CONSOLIDATED
                                      ----------    ---------     ---------     ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                    $  (13,697)   $  10,291     $  (1,874)    $   (8,417)      $  (13,697)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities -
   Depreciation and amortization              27       26,979         9,689             --           36,695
   Other non-cash items                    6,982        2,667          (338)            --            9,311
   Earnings of subsidiaries               (8,417)          --            --          8,417               --
   Changes in other operating
    activities                          (154,517)     124,654        17,086             --          (12,777)
                                      ----------    ---------     ---------     ----------       ----------
    Net cash provided by (used
     for) operating activities          (169,622)     164,591        24,563             --           19,532
                                      ----------    ---------     ---------     ----------       ----------
INVESTING ACTIVITIES:
 Acquisitions, net                      (189,909)    (174,951)      (14,864)       189,909         (189,815)
 Capital expenditures, net                    --      (22,502)      (10,503)            --          (33,005)
                                      ----------    ---------     ---------     ----------       ----------
     Net cash provided by (used
      for) investing activities         (189,909)    (197,453)      (25,367)       189,909         (222,820)
                                      ----------    ---------     ---------     ----------       ----------
FINANCING ACTIVITIES:
 Borrowings on revolving credit
  facilities                              15,100        1,000        33,640             --           49,740
 Repayments on revolving
  credit facilities                           --      (16,000)      (39,403)            --          (55,403)
 Long-term borrowings                    697,491           --        22,352             --          719,843
 Repayment of long-term
  borrowings                            (170,000)    (126,648)      (27,579)            --         (324,227)
 Other financing activities              (20,940)         (36)       (2,634)            --          (23,610)
 Recapitalization                       (360,339)          --            --             --         (360,339)
 Capital investment                      198,589      174,951        14,958       (189,909)         198,589
                                      ----------    ---------     ---------     ----------       ----------
     Net cash provided by
      (used for) financing
      activities                         359,901       33,267         1,334       (189,909)         204,593
                                      ----------    ---------     ---------     ----------       ----------
EFFECT OF EXCHANGE
 RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                         --           --          (533)            --             (533)
                                      ----------    ---------     ---------     ----------       ----------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                        370          405            (3)            --              772
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                         22          260         3,846             --            4,128
                                      ----------    ---------     ---------     ----------       ----------
  End of period                       $      392    $     665     $   3,843     $       --       $    4,900
                                      ==========    =========     =========     ==========       ==========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
        CONSOLIDATING BALANCE SHEETS FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


                                       J.L. FRENCH
                                       AUTOMOTIVE                       NON-
                                        CASTINGS,     GUARANTOR      GUARANTOR
                                          INC.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                       -----------    ---------      ---------     ------------    -----------
           Assets
--------------------------------
Current assets:
 Cash and cash equivalents              $    392      $    665        $  3,843       $      --       $  4,900
 Accounts receivable, net                     --        58,676          23,773              --         82,449
 Inventories                                  --        28,225           8,754              --         36,979
 Customer tooling-in-progress                 --         6,881           3,418              --         10,299
 Other current assets                     (3,882)       10,655           2,261              --          9,034
                                        --------      --------        --------       ---------       --------
  Total current assets                    (3,490)      105,102          42,049              --        143,661
 Property, plant and equipment,
  net                                         --       145,664          75,503              --        221,167

 Investment in subsidiaries              336,324            --              --        (336,324)            --
 Intangible and other assets              30,558       232,237          67,611              --        330,406
                                        --------      --------        --------       ---------       --------
                                        $363,392      $483,003        $185,163       $(336,324)      $695,234
                                        ========      ========        ========       =========       ========
  Liabilities and Stockholders'
          Investment
--------------------------------
Current liabilities:
  Accounts payable                      $     --      $ 35,255        $ 21,478       $    (272)      $ 56,461
  Accrued liabilities                      7,556        29,640           6,238              --         43,434
  Current portion of long-
   term debt                              21,689           126           6,585              --         28,400
                                        --------      --------        --------       ---------       --------
    Total current liabilities             29,245        65,021          34,301            (272)       128,295
                                        --------      --------        --------       ---------       --------
Long-term debt                           520,934         1,104          56,006              --        578,044
Other current liabilities                  4,366        18,994           7,128              --         30,488
Inter-company                           (149,857)      113,000          36,585             272             --
                                        --------      --------        --------       ---------       --------
  Total liabilities                      404,688       198,119         134,020              --        736,827
 Stockholders' investment:
  Common stock                                --            --              --              --             --
  Additional paid-in capital              42,589       259,808          52,975        (312,783)        42,589
  Retained earnings                      (82,824)       25,112          (1,571)        (23,541)       (82,824)
  Accumulated and other
   comprehensive income                   (1,061)          (36)           (261)             --         (1,358)
                                        --------      --------        --------       ---------       --------
  Total stockholders' investment         (41,296)      284,884          51,143        (336,324)       (41,593)
                                        --------      --------        --------       ---------       --------
                                        $363,392      $483,003        $185,163       $(336,324)      $695,234
                                        ========      ========        ========       =========       ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)



                                     J.L. FRENCH
                                      AUTOMOTIVE                      NON-
                                       CASTINGS,    GUARANTOR      GUARANTOR
                                         INC.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                     -----------    ---------      ---------     ------------   ------------
Revenues                               $     --     $180,140      $  74,203        $      --       $254,343
Cost of sales                                --      124,580         55,113               --        179,693
                                       --------     --------      ---------        ---------       --------
  Gross profit                               --       55,560         19,090               --         74,650

Selling, general and
 administrative expenses                    193        6,817          9,792               --         16,802
Amortization of intangible
 assets                                      20       15,234          1,607               --         16,861
                                       --------     --------      ---------        ---------       --------
  Operating income                         (213)      33,509          7,691               --         40,987
Interest expense                            (32)      13,896          6,669               --         20,533
                                       --------     --------      ---------        ---------       --------
  Income before income taxes,
   equity in earnings (losses) of
   subsidiaries and extra-
    ordinary loss                          (181)      19,613          1,022               --         20,454
Provision (benefit) for income
   taxes                                    (65)       7,649            715               --          8,299
Equity in earnings (losses)
    of subsidiaries                      11,466           --             --          (11,466)            --
                                       --------     --------      ---------        ---------       --------
  Income before extraordinary
   loss                                  11,350       11,964            307          (11,466)        12,155
Extraordinary loss                           --          805             --               --            805
                                       --------     --------      ---------        ---------       --------
  Net income (loss)                    $ 11,350     $ 11,159      $     307        $ (11,466)      $ 11,350
                                       ========     ========      =========        =========       ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                   J.L. FRENCH
                                   AUTOMOTIVE                   NON-
                                    CASTINGS,   GUARANTOR    GUARANTOR
                                      INC.      COMPANIES    COMPANIES  ELIMINATIONS   CONSOLIDATED
                                   -----------  ---------    ---------  ------------   ------------
OPERATING ACTIVITIES:
 Net income (loss)                 $  11,350    $  11,159    $     307    $ (11,466)   $  11,350
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities -
   Depreciation and amortization          20       27,933        8,084           --       36,037
   Other non-cash items                  104        1,527          743           --        2,374
   Earnings of subsidiaries          (11,466)          --           --       11,466           --
   Changes in other operating
    activities                         6,743      (29,055)      11,392          214      (10,706)
                                   ---------    ---------    ---------    ---------    ---------
   Net cash provided by
    operating activities               6,751       11,564       20,526          214       39,055
                                   ---------    ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
 Acquisitions, net                   (38,965)          --      (74,085)      38,272      (74,778)
 Capital expenditures, net                --      (26,033)      (8,607)          --      (34,640)
                                   ---------    ---------    ---------    ---------    ---------
     Net cash provided by (used
      for) investing activities      (38,965)     (26,033)     (82,692)      38,272     (109,418)
                                   ---------    ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
 Borrowings on revolving credit
  facilities                              --       56,300      140,973           --      197,273
 Repayments on revolving
  credit facilities                       --      (41,300)    (138,570)          --     (179,870)
 Long-term borrowings                     --       45,000       29,474           --       74,474
 Repayment of long-term
  borrowings                              --      (59,625)      (4,532)          --      (64,157)
 Other financing activities           (4,243)          --           --           --       (4,243)
 Capital investment                   36,395           --       38,018      (38,019)      36,394
                                   ---------    ---------    ---------    ---------    ---------
     Net cash provided by
      (used for) financing
      activities                      32,152          375       65,363      (38,019)      59,871
                                   ---------    ---------    ---------    ---------    ---------
EFFECT OF EXCHANGE
 RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                     --           --          649         (467)         182
                                   ---------    ---------    ---------    ---------    ---------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                    (62)     (14,094)       3,846           --      (10,310)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                     84       14,354           --           --       14,438
                                   ---------    ---------    ---------    ---------    ---------
  End of period                    $      22    $     260    $   3,846    $      --    $   4,128
                                   =========    =========    =========    =========    =========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
        CONSOLIDATING BALANCE SHEETS FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                  J.L. FRENCH
                                   AUTOMOTIVE                   NON-
                                    CASTINGS,   GUARANTOR    GUARANTOR
                                      INC.      COMPANIES    COMPANIES  ELIMINATIONS  CONSOLIDATED
                                  -----------   ---------    ---------  ------------  ------------
             Assets
-------------------------------
Current assets:
 Cash and cash equivalents         $      22   $     260    $   3,846    $      --    $   4,128
 Accounts receivable, net                 --      34,897       20,345           --       55,242
 Inventories                              --       9,712        7,365           --       17,077
 Customer tooling-in-progress             --       2,335        5,678           --        8,013
 Other current assets                     --       1,470          559           --        2,029
                                   ---------   ---------    ---------    ---------    ---------
  Total current assets                    22      48,674       37,793           --       86,489
                                   ---------   ---------    ---------    ---------    ---------
Property, plant and equipment,
 net                                      --      79,703       67,802                   147,505
Investment in subsidiaries           138,003          --           --     (138,003)          --
Intangible and other assets            3,226      99,469       68,104           --      170,799
                                   ---------   ---------    ---------    ---------    ---------
                                   $ 141,251   $ 227,846    $ 173,699    $(138,003)   $ 404,793
                                   =========   =========    =========    =========    =========
 Liabilities and Stockholders'
          Investment
-------------------------------
Current liabilities:
  Accounts payable                 $      --   $  11,257    $  21,453    $      --    $  32,710
  Accrued liabilities                    498       8,792        9,143           --       18,433
  Current portion of long-
   term debt                              --       6,000        7,113           --       13,113
                                   ---------   ---------    ---------    ---------    ---------
    Total current liabilities            498      26,049       37,709           --       64,256
                                   ---------   ---------    ---------    ---------    ---------
Long-term debt                            --     129,234       69,233           --      198,467
Other current liabilities                104      (3,090)       8,151           --        5,165
Inter-company                          5,174     (24,025)      18,644          207           --
                                   ---------   ---------    ---------    ---------    ---------
  Total liabilities                    5,776     128,168      133,737          207      267,888
                                   ---------   ---------    ---------    ---------    ---------
 Convertible Redeemable Series
  A preferred stock                   12,217          --           --           --       12,217
 Common stock                             --          --           --           --           --
 Additional paid-in capital          109,034      84,857       38,018     (122,875)     109,034
 Retained earnings                    14,224      14,821          307      (15,128)      14,224
 Accumulated and other
  comprehensive income                    --          --        1,637         (207)       1,430
                                   ---------   ---------    ---------    ---------    ---------
  Total stockholders' investment     123,258      99,678       39,962     (138,210)     124,688
                                   ---------   ---------    ---------    ---------    ---------
                                   $ 141,251   $ 227,846    $ 173,699    $(138,003)   $ 404,793
                                   =========   =========    =========    =========    =========

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                  For the Years Ended December 31,
                                                             -------------------------------------------
                                                                   1999          1998           1997
                                                             -------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Balance, at beginning of year                                  $1,353          $553
              Additions charged to income
              Write-offs, net of recoveries
                                                             -------------------------------------------
     Balance, at end of year                                        $2,624        $1,353           $553
                                                             ===========================================



RESERVE FOR LOSS CONTRACTS:

     Balance, at beginning of year                                      $0            $0             $0
              Additions charged to income                                0             0              0
              Other additions (1)                                   27,632             0              0
              Utilizations                                          (3,000)            0              0
                                                             -------------------------------------------
     Balance, at end of year                                       $24,632            $0             $0
                                                             ===========================================




Notes:
(1) Liabilities were assumed in the acquisition of Nelson Metal Products Corporation