Form 10-Q
period 2000-03-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2000-05-12
CIK 1091601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         _______________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                       Commission file number 333-84903-1

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                  13-3983670
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)
              4508 IDS CENTER
          MINNEAPOLIS, MINNESOTA                              55402
 (Address of principal executive offices)                  (Zip Code)

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

                Yes [X]                                       No [ ]

The number of shares outstanding of the Registrant's common stock at April 15, 2000 was 10,335 shares of Class A common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 6,590 shares of Class D-1 common stock, 6,817 shares of Class D-2 common stock and 3,352 shares of Class E common stock.

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         QUARTERLY FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



                                                                                               PAGE
                                                                                               ----

     Condensed Consolidated Statements of Operations (unaudited) for the                        3
     Three Months Ended March 31, 2000 and 1999

     Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited)                        4
     and December 31, 1999

     Condensed Consolidated Statements of Cash Flows (unaudited) for the                        5
     Three Months Ended March 31, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements (unaudited)                           6

     Management's Discussion and Analysis of Financial Condition and Results                   15
     of Operations

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                   Three Months Ended March 31,
                                                              -------------------------------------
                                                                   2000                  1999
                                                              ----------------      ---------------

Sales                                                         $       152,078       $       75,304

Cost of sales                                                         122,580               54,665
                                                              ----------------      ---------------

        Gross profit                                                   29,498               20,639

Selling, general and administrative expenses                            6,303                5,026

Amortization expense                                                    2,473                2,688
                                                              ----------------      ---------------

        Operating income                                               20,722               12,925

Interest expense and other, net                                        15,080                4,750
                                                              ----------------      ---------------

        Income before provision for income taxes                        5,642                8,175

Provision for income taxes                                              2,260                3,447
                                                              ----------------      ---------------

        Net income                                            $         3,382       $        4,728
                                                              ================      ===============











                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                         March 31,           December 31,
                             Assets                                         2000                 1999
------------------------------------------------------------------     ---------------      ----------------
                                                                        (unaudited)
Current assets:
       Cash and cash equivalents                                       $         9,012     $           4,900
       Accounts receivable, net                                                 98,593                82,449
       Inventories                                                              34,542                36,979
       Customer tooling-in-progress                                              7,076                10,299
       Other current assets                                                      8,994                 9,034
                                                                       ---------------      ----------------
             Total current assets                                              158,217               143,661

Property, plant and equipment, net                                             231,178               221,167
Intangible and other assets, net                                               335,126               330,406
                                                                       ---------------      ----------------
                                                                       $       724,521      $        695,234
                                                                       ===============      ================
              Liabilities and Stockholders' Deficit
------------------------------------------------------------------

Current liabilities:
       Accounts payable                                                $        63,145      $         56,461
       Accrued liabilities                                                      40,148                43,434
       Current maturities of long-term debt                                     23,504                28,400
                                                                       ---------------      ----------------
             Total current liabilities                                         126,797               128,295


Long-term debt, net of current maturities                                      404,597               373,044
Subordinated notes                                                             175,000               175,000
Convertible subordinated notes                                                  30,000                30,000
Other noncurrent liabilities                                                    26,049                30,488
                                                                       ---------------      ----------------
              Total liabilities                                                762,443               736,827
                                                                       ---------------      ----------------

Stockholders' deficit:
       Common stock                                                                 --                    --
       Additional paid-in capital                                               42,949                42,589
       Accumulated deficit                                                     (79,442)              (82,824)
       Accumulated other comprehensive loss -
         foreign currency translation adjustment                                (1,429)               (1,358)
                                                                       ---------------      ----------------
             Total stockholders' deficit                                       (37,922)              (41,593)
                                                                       ---------------      ----------------
                                                                       $       724,521      $        695,234
                                                                       ===============      ================



                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                  Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                    2000                1999
                                                                                --------------     ---------------

OPERATING ACTIVITIES:
      Net income                                                                $       3,382      $       4,728
      Adjustments to reconcile net income to net cash provided by
        (used for) operating activities -
         Depreciation and amortization                                                 11,354              8,237
         Other non-cash items                                                             (62)               138
         Changes in other operating items                                             (14,768)            (9,784)
                                                                                ---------------    ---------------

            Net cash provided by (used for) operating activities                          (94)             3,319
                                                                                --------------     ---------------

INVESTING ACTIVITIES:
      Acquisitions, net                                                                (5,614)                --
      Capital expenditures, net                                                       (18,129)            (6,793)
                                                                                --------------     ---------------

         Net cash used for investing activities                                       (23,743)            (6,793)
                                                                                --------------     ---------------

FINANCING ACTIVITIES:
      Revolving credit facility borrowings                                             89,106              6,289
      Repayments on revolving credit facility borrowings                              (53,680)            (2,000)
      Long-term borrowings                                                              2,303                951
      Repayment of other borrowings                                                    (9,713)            (2,615)
                                                                                --------------     ---------------

         Net cash provided by financing activities                                     28,016              2,625
                                                                                --------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                    (67)               504
                                                                                --------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 4,112               (345)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                               4,900              4,128
                                                                                --------------     ---------------

      End of period                                                             $       9,012      $       3,783
                                                                                ==============     ===============


                   The accompanying notes are an integral part of these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by J.L. French Automotive Castings, Inc. ("French" or the "Company") without audit. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

     Sales and operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. The following presents comprehensive income, defined as changes in the stockholders' deficit of the Company, for the three month period ended March 31, 2000 and 1999 (in thousands):



                                                Three Months Ended March 31,
                                           -----------------------------------
                                                  2000              1999
                                           ----------------   ----------------
     Net income                            $          3,382   $          4,728

     Change in cumulative
       translation adjustment                           (71)            (1,262)
                                           ----------------   ----------------
     Comprehensive income                  $          3,311   $          3,466
                                           ================   ================





3. On April 21, 1999, the Company completed a recapitalization transaction (the "Recapitalization"). Pursuant to the Recapitalization Agreement and immediately prior to the Recapitalization, each share of Class B, Class C and Class D common stock was converted into one share of Class A common stock. In addition, each share of Convertible Redeemable 7% Series A preferred stock was converted into one share of Series B preferred stock and 2.26372 shares of Class A common stock. The Company also restated its Articles of Incorporation to authorize 20,000 shares of Class A common stock, 30,000 shares of Class B common stock, 6,000 shares of Class C common stock, 15,000 shares of Class D-1 common stock, 7,500 shares of nonvoting Class D-2 common stock and 4,000 shares of Class E common stock. Concurrently with the above transactions, new investors acquired 1,650.06 shares of Class A common stock, 17,099.89 shares of Class B common stock, 4,274.97 shares of Class C common stock, 5,509.97 shares of Class D-1 common stock, 5,699.96 shares of Class D-2 common stock and 2,802.48 shares of Class E common stock for total consideration of $156.0 million. In addition, the Company borrowed $295.0 million pursuant to a new senior credit facility and $130.0 million pursuant to a subordinated financing facility.

     The proceeds from the equity investment, the senior credit facility and the subordinated financing facility were used to retire $184.0 million of outstanding indebtedness, to redeem the outstanding Series B preferred stock for $12.3 million, to repurchase certain shares of Class A common stock for $336.5 million, to redeem all outstanding options for $21.5 million and to pay fees associated with the transaction of approximately $6.2 million. The redemption of stock options was recorded as compensation expense at the date of the Recapitalization and reflected in the consolidated statements of operations as recapitalization expense. As a result of the Recapitalization, approximately 87% of all classes of the combined capital stock of the Company were acquired which represented 85% of the shares eligible to vote. An additional payment of $5.0 million was made to those persons who were stockholders prior to the Recapitalization based on a post-closing determination of working capital as of the date of the Recapitalization.

     In connection with the Recapitalization, the historical basis of all assets and liabilities have been retained for financial reporting purposes, and the repurchase of the existing common stock and issuance of new common stock has been accounted for as an equity transaction. In addition, the fees and expenses related to the Recapitalization of approximately $6.2 million have been recorded as a reduction in stockholders' investment.

     In 1999, the Company sold 2,138.44 shares of Class A common stock to certain employees for aggregate proceeds of approximately $9.0 million. Approximately $1.4 million of this amount was financed through notes to the Company which bear interest at 9% and are due in 2004. These notes are reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets.

4.   Inventories consisted of the following (in thousands):

                                          March 31,             Dec. 31,
                                            2000                 1999
                                       ---------------      ---------------
           Raw materials               $        11,546      $        14,172
           Work in process                      15,063               14,558
           Finished goods                        7,933                8,249
                                       ---------------      ---------------
                                       $        34,542      $        36,979
                                       ===============      ===============



5.   Long-term debt consisted of the following (in thousands):


                                                                        March 31,           December 31,
                                                                           2000                 1999
                                                                     -----------------    -----------------
          Senior Credit Facility:
            Revolving credit facility                                $          58,472    $          23,183
            Tranche A term loan                                                178,590              187,943
            Tranche B term loan                                                151,304              152,105
                                                                     -----------------    -----------------
                Total senior credit facility                                   388,366              363,231
          Other, net                                                            39,735               38,213
                                                                     -----------------    -----------------
                                                                               428,101              401,444
          Less-current maturities                                              (23,504)             (28,400)
                                                                     -----------------    -----------------
                Total long-term debt                                 $         404,597    $         373,044
                                                                     =================    =================


     In connection with the Recapitalization, French and certain of its direct and indirect subsidiaries entered into a senior credit facility which provided for total borrowings of up to $370.0 million, including (a) $105.0 million tranche A term loan consisting of a $70.0 million U.S. dollar-denominated term loan and pound sterling denominated term loans in an amount equal to the pound sterling equivalent of U.S. $35.0 million, (b) a $190.0 million tranche B term loan, and (c) a $75.0 million revolving credit facility. In May 1999, approximately $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan were repaid with proceeds from the offering of the Subordinated Notes (Note 6).

     On October 15, 1999 in connection with the acquisition of Nelson (Note 8), the Company amended and restated its senior credit facility to provide for $100.0 million of additional borrowings consisting of an increase of $85 million in the tranche A term loan and an increase of $15 million in the revolving credit facility.

     As of March 31, 2000, rates on borrowings under the senior credit facility varied from 8.0% to 9.0%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors"). The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at March 31, 2000.

6. In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009 ("Subordinated Notes"). Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The Subordinated Notes contain certain restrictive covenants and the Company was in compliance with all such covenants at March 31, 2000.

7. In connection with the acquisition of Nelson (Note 8), the Company borrowed $30 million pursuant to a convertible subordinated note issued to Tower Automotive, Inc. ("Convertible Note"). Borrowings under the Convertible Note are subordinated to all other indebtedness of the Company. The Convertible Note bears interest at 7.5% payable semi-annually, matures on October 15, 2009 and is convertible anytime, at the option of the holder, into 5,088 shares of Class A common stock.

8. In August 1999, the Company formed JLF Mexico to acquire Inyecta Alum, a Mexican supplier of aluminum die castings, for an aggregate purchase price of $14.9 million. This acquisition was financed with cash on hand and available borrowings under the Company's revolving credit facility. The pro forma effects of the acquisition of JLF Mexico are not material.

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

     In March 2000, the Company acquired all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate, Generation Machine, LLC (collectively, "Shoreline"). Shoreline manufactures high pressure aluminum die cast components, principally for the automotive industry, from a facility in Benton Harbor, MI. Total consideration was approximately $5.6 million. The pro forma effects of the acquisition of Shoreline are not material.

     The acquisitions noted above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the respective dates of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

     The assets acquired and liabilities assumed for JLF Mexico, Nelson and Shoreline have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary acquisitions. Any changes to the preliminary estimates will be reflected as adjustments to goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since the respective dates of the acquisitions.

     The following unaudited consolidated pro forma results of operations for the three months ended March 31, 1999 give effect to (i) the acquisition of Nelson, (ii) the Recapitalization, and (iii) the subordinated note offering as if such transactions had occurred at the beginning of the period (in thousands):


                                                                           Pro Forma
                                                                            for the
                                                                          Three Months
                                                                             Ended
                                                                            March 31,
                                                                              1999
                                                                         ----------------
             Revenues                                                    $        134,951
             Operating income                                                      15,691
             Net loss before extraordinary item                                     1,457


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

10.  Supplemental cash flow information (in thousands):



                                   Three Months Ended March 31,
                                ------------------------------------
                                     2000                1999
                                ----------------   -----------------
      Cash paid for -
           Interest             $         12,720   $           1,994
           Income taxes                      899               1,530


11. The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's businesses. Each Guarantor is a direct wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11 1/2% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor Companies are the Company's foreign subsidiaries, which include JLF UK, Ansola and JLF Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                     J.L. FRENCH
                                     AUTOMOTIVE                       NON-
                                      CASTINGS,      GUARANTOR     GUARANTOR
                                        INC.         COMPANIES     COMPANIES     ELIMINATIONS    CONSOLIDATED
                                   ------------     ----------    ----------    -------------   -------------
Revenues                           $         --     $  125,906    $   26,172    $          --   $     152,078

Cost of sales                                --        101,968        20,612               --         122,580
                                   ------------     ----------    ----------    -------------   -------------
  Gross profit                               --         23,938         5,560               --          29,498
Selling, general and
 administrative expenses                    146          3,061         3,096               --           6,303
Amortization expense                         26          2,013           434               --           2,473
                                   ------------     ----------    ----------    -------------   -------------
  Operating income (loss)                  (172)        18,864         2,030               --          20,722
Interest expense                          7,676          5,463         1,941               --          15,080
                                   ------------     ----------    ----------    -------------   -------------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of                  (7,848)        13,401            89               --           5,642
   subsidiaries
Provision (benefit) for income
   taxes                                 (2,982)         5,093           149               --           2,260
Equity in earnings (losses)
    of subsidiaries                       8,248             --            --           (8,248)             --
                                   ------------     ----------    ----------    -------------   -------------
  Net income (loss)                $      3,382     $    8,308    $      (60)   $      (8,248)  $       3,382
                                   ============     ==========    ==========    =============   =============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
                      THE THREE MONTHS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                     J.L. FRENCH
                                     AUTOMOTIVE                    NON-
                                      CASTINGS,   GUARANTOR     GUARANTOR
                                        INC.      COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                    -----------   ----------    ---------     ------------   -------------
OPERATING ACTIVITIES:
 Net income (loss)                  $     3,382   $    8,308    $     (60)    $     (8,248)  $       3,382
 Adjustments to reconcile net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization             26        8,526        2,802               --          11,354
   Other non-cash items                      --          (63)           1               --             (62)
   (Income)/loss from invest-
    ment in subsidiaries                 (8,248)          --           --            8,248              --
   Changes in other operating
    activities                          (10,215)      (7,358)       2,805               --         (14,768)
                                    -----------   ----------    ---------     ------------   -------------
   Net cash provided by (used
    for) operating activities           (15,055)       9,413        5,548               --             (94)
                                    -----------   ----------    ---------     ------------   -------------
INVESTING ACTIVITIES:
 Acquisitions, net                       (5,623)      (5,614)          --            5,623          (5,614)
 Capital expenditures, net                   --       (8,163)      (9,966)              --         (18,129)
                                    -----------   ----------    ---------     ------------   -------------
     Net cash provided by (used
      for) investing activities          (5,623)     (13,777)      (9,966)           5,623         (23,743)
                                    -----------   ----------    ---------     ------------   -------------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                      63,800           --       25,306               --          89,106
 Repayment of borrowings on
  revolving credit facilities           (34,400)          --      (19,280)              --         (53,680)
 Long-term borrowings                        --           --        2,303               --           2,303
 Repayment of long-term
  borrowings                             (8,912)         (34)        (767)              --          (9,713)
 Capital investment                          --        5,623           --           (5,623)             --
                                    -----------   ----------    ---------     ------------   -------------
     Net cash provided by
      (used for) financing
      activities                         20,488        5,589        7,562           (5,623)         28,016
                                    -----------   ----------    ---------     ------------   -------------
EFFECT OF EXCHANGE
 RATES ON CASH AND                           --           --          (67)              --             (67)
                                    -----------   ----------    ---------     ------------   -------------
 CASH EQUIVALENTS

NET CHANGE IN CASH
 AND CASH EQUIVALENTS                      (190)       1,225        3,077               --           4,112
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                       392          665        3,843               --           4,900
                                    -----------   ----------    ---------     ------------   -------------
  End of period                     $       202   $    1,890    $   6,920     $         --   $       9,012
                                    ===========   ==========    =========     ============   =============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING BALANCE SHEETS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)


                                      J.L. FRENCH
                                      AUTOMOTIVE                       NON-
                                       CASTINGS,    GUARANTOR       GUARANTOR
                                         INC.       COMPANIES       COMPANIES    ELIMINATIONS    CONSOLIDATED
                                     -----------   -----------      ----------   -------------  -------------
              Assets
-----------------------------------
Current assets:
 Cash and cash equivalents           $       202   $     1,890      $    6,920   $          --  $       9,012
 Accounts receivable, net                     --        74,811          23,782              --         98,593
 Inventories                                  --        24,459          10,083              --         34,542
 Other current assets                     (3,882)       13,424           6,528              --         16,070
                                     -----------   -----------      ----------   -------------  -------------
  Total current assets                    (3,680)      114,584          47,313              --        158,217
Property, plant and equipment,
                                              --       149,315          81,863              --        231,178
 net
Investment in subsidiaries               350,555            --              --        (350,555)            --
Intangible and other assets, net          30,971       237,986          66,169              --        335,126
                                     -----------   -----------      ----------   -------------  -------------
                                     $   377,846   $   501,885      $  195,345   $    (350,555) $     724,521
                                     ===========   ===========      ==========   =============  =============
   Liabilities and Stockholders'
       Investment (Deficit)
-----------------------------------
Current liabilities:
  Accounts payable                   $        --   $    38,265      $   27,175   $      (2,295) $      63,145
  Accrued liabilities                      7,736        25,823           6,589              --         40,148
  Current maturities of long-
   term debt                              17,008           126           6,370              --         23,508
                                     -----------   -----------      ----------   -------------  -------------
    Total current liabilities             24,744        64,214          40,134          (2,295)       126,797
                                     -----------   -----------      ----------   -------------  -------------
Long-term debt                           545,896         1,070          62,631              --        609,597
Other noncurrent liabilities               4,366        14,769           6,914              --         26,049
Intercompany                            (159,820)      122,655          34,870           2,295             --
                                     -----------   -----------      ----------   -------------  -------------
  Total liabilities                      415,186       202,708         144,549              --        762,443
Stockholders' investment
  (deficit):
 Additional paid-in capital               42,949       265,791          52,975        (318,766)        42,949
 Retained earnings (deficit)             (79,442)       33,420          (1,631)        (31,789)       (79,442)
 Accumulated other
  comprehensive loss                        (847)          (34)           (548)             --         (1,429)
                                     -----------   -----------      ----------   -------------  -------------
 Total stockholders' investment
    (deficit)                            (37,340)      299,177          50,796        (350,555)       (37,922)
                                     -----------   -----------      ----------   -------------  -------------
                                     $   377,846   $   501,885      $  195,345   $    (350,555) $     724,521
                                     ===========   ===========      ==========   =============  =============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                     J.L. FRENCH
                                     AUTOMOTIVE                      NON-
                                      CASTINGS,    GUARANTOR      GUARANTOR
                                        INC.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                   ------------   ----------      ---------     -------------  -------------
Revenues                           $         --   $   53,941      $  21,363     $          --  $      75,304
Cost of sales                                --       37,716         16,949                --         54,665
                                   ------------   ----------      ---------     -------------  -------------
  Gross profit                               --       16,225          4,414                --         20,639
Selling, general and
 administrative expenses                    116        2,074          2,836                --          5,026
Amortization expense                         --        2,464            224                --          2,688
                                   ------------   ----------      ---------     -------------  -------------
  Operating income (loss)                  (116)      11,687          1,354                --         12,925
Interest expense                             --        3,200          1,550                --          4,750
                                   ------------   ----------      ---------     -------------  -------------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of                    (116)       8,487           (196)               --          8,175
   subsidiaries
Provision (benefit) for income
   taxes                                    (49)       3,565            (69)               --          3,447
Equity in earnings (losses)
    of subsidiaries                       4,795           --             --            (4,795)            --
                                   ------------   ----------      ---------     -------------  -------------
  Net income (loss)                $      4,728   $    4,922      $    (127)     $     (4,795) $       4,728
                                   ============   ==========      =========     =============  =============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE
                       THREE MONTHS ENDED MARCH 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                      J.L. FRENCH
                                      AUTOMOTIVE                     NON-
                                       CASTINGS,     GUARANTOR    GUARANTOR
                                         INC.        COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                     -----------   -----------  -----------   --------------   --------------
OPERATING ACTIVITIES:
 Net income (loss)                   $     4,728   $     4,922  $      (127)  $       (4,795)  $        4,728
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities -
  Depreciation and amortization                2         5,530        2,705               --            8,237
  Other non-cash items                        --           138           --               --              138
   Income (loss) in subsidiary            (4,795)           --           --            4,795               --
   Changes in other operating
    activities                               950        (5,988)      (4,746)              --           (9,784)
                                     -----------   -----------  -----------   --------------   --------------
   Net cash provided by (used
    for) operating activities                885         4,602       (2,168)              --            3,319
                                     -----------   -----------  -----------   --------------   --------------
INVESTING ACTIVITIES:
 Acquisitions, net                            --            --           --               --               --
 Capital expenditures, net                    --        (4,081)      (2,712)              --           (6,793)
                                     -----------   -----------  -----------   --------------   --------------
     Net cash used for
        investing activities                  --        (4,081)      (2,712)              --           (6,793)
                                     -----------   -----------  -----------   --------------   --------------
FINANCING ACTIVITIES:
 Revolving credit facility
  borrowings                                  --         3,000        3,289               --            6,289
 Long-term borrowings                         --            --          951               --              951
 Repayments of revolving
  credit facility borrowings                  --        (2,000)          --               --           (2,000)
 Repayment of other borrowings                --        (1,125)      (1,490)              --           (2,615)
                                     -----------   -----------  -----------   --------------   --------------

     Net cash provided by
      (used for) financing
      activities                              --          (125)       2,750               --            2,625
                                     -----------   -----------  -----------   --------------   --------------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                             --            --          504               --              504
                                     -----------   -----------  -----------   --------------   --------------
NET CHANGES IN CASH
 AND CASH EQUIVALENTS                        885           396       (1,626)              --             (345)
 CASH AND CASH
 EQUIVALENTS:
  Beginning of period                         22           260        3,846               --            4,128
                                     -----------   -----------  -----------   --------------   --------------
  End of period                      $       907   $       656  $     2,220    $          --   $        3,783
                                     ===========   ===========  ===========   ==============   ==============

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

         Sales. Sales for the first quarter of 2000 increased by $76.8 million, or 102%, to $152.1 million from $75.3 million for 1999. Approximately $62.3 million of the increase was the result of the acquisitions of JLF Mexico in August 1999 and Nelson in October 1999. The remaining increase was due to higher aluminum prices which are passed on to the customers and new business which began production in 1999.

         Cost of Sales. Cost of sales for the first quarter of 2000 increased by $67.9 million to $122.6 million from $54.7 million for 1999. Cost of sales as a percentage of sales was 80.6% for the first quarter of 2000 compared to 72.6% for the prior period. Gross margins for the first quarter of 2000 were negatively affected by (1) the historically lower margins at JLF Mexico and Nelson and (2) a change in product mix to produce more parts with slightly lower margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million to $6.3 million for the first quarter of 2000 from $5.0 million for 1999. The increase was due primarily to selling, general and administrative expenses associated with the expanded scope of operations, including expenses related to the acquisitions of JLF Mexico and Nelson. As a percentage of sales, selling, general and administrative expenses were 4.1% for the first quarter of 2000 compared to 6.7% for the prior period.

         Amortization of Intangible Assets. Amortization expense decreased from $2.7 million for the first quarter of 1999 to $2.5 million for the first quarter of 2000. Increased goodwill amortization from the acquisitions of JLF Mexico and Nelson were offset by lower amortization of other intangible assets, including customer relationships. Goodwill is being amortized on a straight-line basis over 40 years.

         Interest Expense. Interest expense for the first quarter of 2000 was $15.1 million compared to $4.8 million for the prior period. The increase was due principally to borrowings incurred in connection with the Recapitalization, the acquisitions of Nelson and JLF Mexico and an increase in the weighted average interest rates.

         Provision for Income Taxes. The effective income tax rate was 40.0% for the tax provision arising in the first quarter of 2000 compared to 42.2% for the prior period. The change in the effective income tax rate related primarily to lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended March 31, 2000, the Company's operations used cash in the amount of $0.1 million, compared to providing cash of $3.3 million for the three months ended March 31, 1999. Cash generated from operations before changes in working capital items was $14.7 million for the 2000 period compared to $13.1 million in 1999. Increases in working capital used cash of $14.8 million during the first quarter of 2000 compared to $9.8 million in 1999. The increases in working capital are primarily the result of timing of cash receipts and cash payments.

Net cash used in investing activities was $23.7 million during the first quarter of 2000 compared to $6.8 million in the prior period. Acquisitions totaled $5.6 million during the first quarter of 2000 related to the purchase of Shoreline. Capital expenditures totaled $18.1 million in the first quarter of 2000 and $6.8 million in 1999 and were primarily for equipment purchases related to new or replacement programs.

Net cash provided by financing activities totaled $28.0 million for the first quarter of 2000 compared with $2.6 million in 1999.

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

In connection with the recapitalization, French and certain of its direct and indirect subsidiaries entered into the senior credit facility. On October 15, 1999, the Company amended and restated its senior credit facility in connection with its acquisition of Nelson to provide for an additional $100.0 million of available borrowings. Following the repayment of a portion of the indebtedness under the senior credit facility with the proceeds of the offering of the subordinated notes discussed below and following its amendment, the senior credit facility now consists of (a) approximately $187.5 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French,
(2) a pound sterling-denominated term loan to French in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million and (3) a pound sterling-denominated term loan to JLF UK in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million (collectively, the "tranche A term loan"); (b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. The amendment increased the dollar-denominated portion of the tranche A term loan from $70.0 million to $155.0 million and increased the revolving credit facility from $75.0 million to $90.0 million. In connection with the recapitalization, the Company borrowed $295.0 million under the senior credit facility. In connection with the acquisition of Nelson, the Company borrowed $100.0 million under the senior credit facility. As of March 31, 2000, the Company had available borrowings under the senior credit facility of approximately $4.0 million. Combined with cash balances of $9.0 million, the Company has cash availability of $13.0 million.

As of March 31, 2000, rates on borrowings under the senior credit facility varied from 8.0% to 9.0%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at March 31, 2000.

In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009. Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The subordinated notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at March 31, 2000.

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

The Company's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond the Company's control. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. However, because it is difficult to predict the Company's liquidity and capital requirements in the future, it is not possible to predict whether it will be able to meet its debt service obligations in the long term, i.e. beyond the next twelve months. Even with respect to the short term, significant assumptions underlie the Company's belief that it will be able to meet its debt service obligations when due, including, among other things, that it will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If the Company were to generate insufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, the Company might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indenture or the senior credit facility.

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

The Company manages its interest rate risk by balancing the amount of its fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2000, all of the Company's debt other than the outstanding notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the remainder of the year of approximately $3.0 million.

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

                                      J.L. FRENCH AUTOMOTIVE CASTINGS,
                                      INC.


Date:  May 12, 2000                   By /s/ Thomas C. Dinolfo
                                         ---------------------------------------
                                         Thomas C. Dinolfo
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)