Form 10-Q
period 2000-06-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2000-08-10
CIK 1091601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to
                                                   ---    ---
                       Commission file number 333-84903-1

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                        13-3983670
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)
             4508 IDS CENTER
         MINNEAPOLIS, MINNESOTA                                    55402
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

              Yes X                                       No
                  -                                          ----

The number of shares outstanding of the Registrant's common stock at July 15, 2000 was 13,327 shares of Class A common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock and 3,592 shares of Class E common stock.

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         QUARTERLY FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----
     Condensed Consolidated Statements of Operations (unaudited) for the                        3
     Three Months Ended June 30, 2000 and 1999

     Condensed Consolidated Statements of Operations (unaudited) for the                        4
     Six Months Ended June 30, 2000 and 1999

     Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited)                         5
     and December 31, 1999

     Condensed Consolidated Statements of Cash Flows (unaudited) for the                        6
     Six Months Ended June 30, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements                                       7

     Management's Discussion and Analysis of Financial Condition and Results                   17
     of Operations


             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                  Three Months Ended June 30,
                                                              -------------------------------------
                                                                   2000                  1999
                                                              ----------------      ---------------
Sales                                                           $     145,031        $      78,164

Cost of sales                                                         118,104               56,520
                                                              ----------------      ---------------
        Gross profit                                                   26,927               21,644

Selling, general and administrative expenses                            6,415                5,202

Recapitalization expenses                                                  --               21,151

Amortization expense                                                    2,827                2,817
                                                              ----------------      ---------------
        Operating income (loss)                                        17,685               (7,526)

Interest expense, net                                                  15,160                9,073
                                                              ----------------      ---------------
        Income (loss) before provision for income
          taxes and extraordinary loss                                  2,525              (16,599)

Provision (benefit) for income taxes                                    1,151               (6,816)
                                                              ----------------      ---------------
        Income (loss) before extraordinary item                         1,374               (9,783)

Extraordinary loss on early extinguishment of
          debt, net of income taxes                                        --                8,112
                                                              ----------------      ---------------
        Net income (loss)                                       $       1,374        $     (17,895)
                                                              ================      ===============


                 The accompanying notes are an integral part of these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                  Six Months Ended June 30,
                                                             -------------------------------------
                                                                  2000                  1999
                                                             ----------------      ---------------
Sales                                                           $    297,109        $     153,468

Cost of sales                                                        240,684              111,185
                                                             ----------------      ---------------
        Gross profit                                                  56,425               42,283

Selling, general and administrative expenses                          12,718               10,228

Recapitalization expenses                                                 --               21,151

Amortization expense                                                   5,300                5,505
                                                             ----------------      ---------------
        Operating income                                              38,407                5,399

Interest expense, net                                                 30,241               13,823
                                                             ----------------      ---------------
        Income (loss) before provision for income
          taxes and extraordinary loss                                 8,166               (8,424)

Provision (benefit) for income taxes                                   3,410               (3,369)
                                                             ----------------      ---------------
        Income (loss) before extraordinary item                        4,756               (5,055)

Extraordinary loss on early extinguishment of
          debt, net of income taxes                                       --                8,112
                                                             ----------------      ---------------
        Net income (loss)                                       $      4,756        $     (13,167)
                                                             ================      ===============




                 The accompanying notes are an integral part of these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                           June 30,           December 31,
                              Assets                                         2000                 1999
------------------------------------------------------------------     ---------------      ----------------
                                                                        (unaudited)
Current assets:
       Cash and cash equivalents                                        $        2,649       $         4,900
       Accounts receivable, net                                                 89,767                82,449
       Inventories                                                              36,741                36,979
       Customer tooling-in-process                                               6,700                10,299
       Other current assets                                                      9,849                 9,034
                                                                       ---------------      ----------------
             Total current assets                                              145,706               143,661

Property, plant and equipment, net                                             238,951               221,167
Intangible and other assets, net                                               334,089               330,406
                                                                       ---------------      ----------------
                                                                        $      718,746       $       695,234
                                                                       ===============      ================

              Liabilities and Stockholders' Deficit
------------------------------------------------------------------

Current liabilities:
       Accounts payable                                                 $       66,116       $        56,461
       Accrued liabilities                                                      37,743                43,434
       Current maturities of long-term debt                                     27,473                28,400
                                                                       ---------------      ----------------
             Total current liabilities                                         131,332               128,295

Long-term debt, net of current maturities                                      383,486               373,044
Senior subordinated notes                                                      175,000               175,000
Convertible subordinated notes                                                  30,000                30,000
Other noncurrent liabilities                                                    20,153                30,488
                                                                       ---------------      ----------------
              Total liabilities                                                739,971               736,827

Stockholders' deficit:
       Common stock                                                                 --                    --
       Additional paid-in capital                                               60,825                42,589
       Accumulated deficit                                                     (78,068)              (82,824)
       Accumulated other comprehensive loss -
         foreign currency translation adjustment                                (3,982)               (1,358)
                                                                       ---------------      ----------------
             Total stockholders' deficit                                       (21,225)              (41,593)
                                                                       ---------------      ----------------
                                                                        $      718,746       $       695,234
                                                                       ===============      ================


                   The accompanying notes are an integral part
               of these condensed consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                    2000                1999
                                                                                --------------     ---------------
OPERATING ACTIVITIES:
      Net income (loss)                                                           $     4,756      $     (13,167)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities -
         Loss on early retirement of debt                                                  --              8,112
         Depreciation and amortization                                                 23,100             16,565
         Other non-cash items                                                              --              2,543
         Changes in other assets and liabilities                                      (18,687)           (22,980)
                                                                                ---------------    ---------------
         Net cash provided by (used for) operating activities                           9,169             (8,927)
                                                                                --------------     ---------------
INVESTING ACTIVITIES:
      Acquisitions, net                                                                (5,614)                --
      Capital expenditures, net                                                       (38,298)           (12,157)
                                                                                --------------     ---------------
         Net cash used for investing activities                                       (43,912)           (12,157)
                                                                                --------------     ---------------
FINANCING ACTIVITIES:
      Revolving credit facility borrowings                                            127,155                 --
      Repayments on revolving credit facility borrowings                             (102,165)           (21,435)
      Long-term borrowings                                                              6,459            600,933
      Repayment of long-term borrowings                                               (16,518)          (321,695)
      Recapitalization                                                                     --           (355,009)
      Proceeds from sale of common stock                                               17,875            156,000
      Other, net                                                                           --            (15,498)
                                                                                --------------     ---------------
         Net cash provided by financing activities                                     32,806             43,296
                                                                                --------------     ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                   (314)             1,017
                                                                                --------------     ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (2,251)            23,229

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                               4,900              4,128
                                                                                --------------     ---------------
      End of period                                                               $     2,649      $      27,357
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

     Sales and operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. The following presents comprehensive income, defined as changes in the stockholders' deficit of the Company, for the three and six month periods ended June 30, 2000 and 1999 (in thousands):

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                           -------------------------------  -------------------------------
                                               2000             1999              2000               1999
                                            ------------     ------------    ------------       ------------
    Net income (loss)                      $      1,374     $     (17,895)  $    4,756         $   (13,167)
    Change in cumulative
      translation adjustment                     (2,554)           (1,472)      (2,624)             (2,734)
                                            ------------     ------------    ------------       ------------
    Comprehensive income (loss)            $     (1,180)    $     (19,367)  $    2,132         $   (15,901)
                                            ============     ============    ============       ============


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

     The proceeds from the equity investment, the senior credit facility and the subordinated financing facility were used to retire $184.0 million of outstanding indebtedness, to redeem outstanding preferred stock for $12.3 million, to repurchase certain shares of Class A common stock for $336.5 million, to redeem all outstanding options for $21.5 million and to pay fees associated with the transaction of approximately $6.2 million. The redemption of stock options was recorded as compensation expense at the date of the Recapitalization and reflected in the consolidated statements of operations as recapitalization expense. As a result of the Recapitalization, approximately 87% of all classes of the combined capital stock of the Company were acquired which represented 85% of the shares eligible to vote. An additional payment of $5.0 million was made to those persons who were stockholders prior to the Recapitalization based on a post-closing determination of working capital as of the date of the Recapitalization.

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

     On May 24, 2000, certain stockholders acquired 3,078 shares of Class A common stock, 463 shares of Class D-1 common stock, 497 shares of Class D-2 common stock and 240 shares of Class E stock. Total consideration to the Company was approximately $17.9 million.

4.   Inventories consisted of the following (in thousands):

                                       June 30, 2000        Dec. 31, 1999
                                       ---------------      ---------------
           Raw materials                  $    17,640          $    14,172
           Work in process                     10,917               14,558
           Finished goods                       8,184                8,249
                                       ---------------      ---------------
                                          $    36,741          $    36,979
                                       ===============      ===============


5.   Long-term debt consisted of the following (in thousands):

                                                                         June 30,           December 31,
                                                                           2000                 1999
                                                                     -----------------    -----------------
          Senior Credit Facility:
            Revolving credit facility                                    $     47,228        $      23,183
            Tranche A term loan                                               172,557              187,943
            Tranche B term loan                                               151,104              152,105
                                                                     -----------------    -----------------
                Total senior credit facility                                  370,889              363,231
          Other, net                                                           40,070               38,213
                                                                     -----------------    -----------------
                                                                              410,959              401,444
          Less-current maturities                                             (27,473)             (28,400)
                                                                     -----------------    -----------------
                Total long-term debt                                     $    383,486        $     373,044
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

     As of June 30, 2000, rates on borrowings under the senior credit facility varied from 8.6% to 9.2%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors"). The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at June 30, 2000.

     The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company's interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 7.2%. The interest rate swap agreement matures December 31, 2001. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6. In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009 ("Subordinated Notes"). Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The Subordinated Notes contain certain restrictive covenants and the Company was in compliance with all such covenants at June 30, 2000.

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

     The following unaudited consolidated pro forma results of operations for the six months ended June 30, 2000 give effect to (i) the acquisition of Nelson, (ii) the Recapitalization, and (iii) the subordinated note offering as if such transactions had occurred at the beginning of the period (in thousands):

                                                                         Pro Forma
                                                                          for the
                                                                         Six Months
                                                                           Ended
                                                                          June 30,
                                                                            1999
                                                                    --------------------
             Revenues                                               $     258,232
             Operating income                                              32,125
             Net income before extraordinary item                           3,359

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

10.  Supplemental cash flow information (in thousands):

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                              ---------------------------      ---------------------------
                                                  2000           1999              2000          1999
                                              ------------   ------------      ------------   ------------
     Cash paid for -
       Interest                                $   17,291      $  16,174         $  30,011     $  18,168
       Income taxes                                   165            132             1,064         1,662

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

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                                 JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                   J.L. FRENCH
                                    AUTOMOTIVE                       NON-
                                     CASTINGS,       GUARANTOR     GUARANTOR
                                        INC.         COMPANIES     COMPANIES     ELIMINATIONS    CONSOLIDATED
                                 --------------  -------------- --------------  --------------  --------------
Sales                                 $      --      $ 247,786      $ 49,323              --       $ 297,109
Cost of sales                               135        201,289        39,260              --         240,684
  Gross profit (loss)                      (135)        46,497        10,063              --          56,425
                                      ----------     ----------     ---------      ----------      ----------
Selling, general and
                                            258          6,339         6,121              --          12,718
 administrative expenses
Amortization expense                         51          4,384           865                           5,300
  Operating income (loss)                  (444)        35,774         3,077              --          38,407
Interest expense                         15,991         10,908         3,342              --          30,241
  Income (loss) before
   income taxes and equity in           (16,435)        24,866          (265)             --           8,166
   earnings of subsidiaries
Provision (benefit) for income
   taxes                                 (6,245)         9,449           206              --           3,410
Equity in earnings of
   subsidiaries                          14,946             --            --         (14,946)             --
  Net income (loss)                   $   4,756      $  15,417      $   (471)      $ (14,946)       $  4,756
                                      ==========     ==========     ==========     ==========       ==========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                 JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                    J.L. FRENCH
                                      AUTOMOTIVE                       NON-
                                       CASTINGS,       GUARANTOR    GUARANTOR
                                         INC.          COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                   --------------  -------------- --------------  --------------  --------------
OPERATING ACTIVITIES:
 Net income (loss)                     $   4,756     $ 15,417      $   (471)      $(14,946)        $  4,756
 Adjustments to reconcile net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization              51       17,612         5,437             --           23,100
   Income from subsidiaries              (14,946)          --            --         14,946               --
   Changes in other assets and
   liabilities                            (3,197)     (14,760)         (730)            --          (18,687)
                                   --------------  -------------- --------------  --------------  --------------
   Net cash provided by (used
   for) operating activities             (13,336)      18,269         4,236             --            9,169
                                   --------------  -------------- --------------  --------------  --------------
INVESTING ACTIVITIES:
 Acquisitions, net                        (5,623)      (5,614)           --          5,623           (5,614)
 Capital expenditures, net                    --      (19,952)      (18,346)            --          (38,298)
                                   --------------  -------------- --------------  --------------  --------------
     Net cash used for
      investing activities                (5,623)     (25,566)      (18,346)         5,623          (43,912)
                                   --------------  -------------- --------------  --------------  --------------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                       77,700           --        49,455             --          127,155
 Repayment of borrowings on
  revolving credit facilities            (63,800)          --       (38,365)            --         (102,165)
 Long-term borrowings                         --        1,403         5,056             --            6,459
 Repayment of long-term
  borrowings                             (13,138)         (59)       (3,321)            --          (16,518)
 Proceeds from sale of
   common stock                           17,875        5,623            --         (5,623)          17,875
                                   --------------  -------------- --------------  --------------  --------------
     Net cash provided by
      financing activities                18,637        6,967        12,825         (5,623)          32,806
                                   --------------  -------------- --------------  --------------  --------------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                             --           --          (314)            --             (314)
                                   --------------  -------------- --------------  --------------  --------------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                       (322)        (330)       (1,599)            --           (2,251)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                        392          665         3,843             --            4,900
                                   --------------  -------------- --------------  --------------  --------------
  End of period                        $      70     $    335       $ 2,244       $     --         $  2,649
                                   ==============  ============== ==============  ==============  ==============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                    J.L. FRENCH
                                     AUTOMOTIVE                        NON-
                                     CASTINGS,        GUARANTOR      GUARANTOR
                                         INC.         COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                   --------------  -------------- --------------  --------------  --------------
              Assets
---------------------------------
Current assets:
 Cash and cash equivalents            $       70    $      335      $    2,244     $        --       $    2,649
 Accounts receivable, net                     27        67,661          22,079              --           89,767
 Inventories                                  --        24,754          11,987              --           36,741
 Customer tooling-in-progress                 --         4,229           2,471              --            6,700
 Other current assets                     (3,909)       12,020           1,738              --            9,849
                                   --------------  -------------- --------------  --------------  --------------
  Total current assets                    (3,812)      108,999          40,519              --          145,706
Property, plant and equipment,
  net                                         --       154,388          84,563              --          238,951
Investment in subsidiaries               375,749            --              --        (375,749)              --
Intangible and other assets, net          30,109       240,868          63,112              --          334,089
                                   --------------  -------------- --------------  --------------  --------------
                                      $  402,046    $  504,255      $  188,194     $  (375,749)      $  718,746
                                   --------------  -------------- --------------  --------------  --------------
   Liabilities and Stockholders'
       Investment (Deficit)
---------------------------------
Current liabilities:
  Accounts payable                    $       --    $   45,977      $   20,139     $        --       $   66,116
  Accrued liabilities                      3,036        29,461           5,246              --           37,743
  Current portion of long-
   term debt                              20,963         1,529           4,981              --           27,473
                                   --------------  -------------- --------------  --------------  --------------
    Total current liabilities             23,999        76,967          30,366              --          131,332
                                   --------------  -------------- --------------  --------------  --------------
Long-term debt                           521,406         1,045          66,035              --          588,486
Other noncurrent liabilities               4,367         9,167           6,619              --           20,153
Intercompany payables                   (128,536)      110,756          17,780              --               --
                                   --------------  -------------- --------------  --------------  --------------
  Total liabilities                      421,236       197,935         120,800              --          739,971
Stockholders' investment
  (deficit):
 Additional paid-in capital               60,825       265,791          71,471        (337,262)          60,825
 Retained earnings (deficit)             (78,068)       40,529          (2,042)        (38,487)         (78,068)
 Currency translation
  adjustment                              (1,947)           --          (2,035)             --           (3,982)
                                   --------------  -------------- --------------  --------------  --------------
  Total stockholders' investment
    (deficit)                            (19,190)      306,320          67,394        (375,749)         (21,225)
                                   --------------  -------------- --------------  --------------  --------------
                                      $  402,046    $  504,255      $  188,194     $  (375,749)      $  718,746
                                   ==============  ============== ==============  ==============  ==============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                      J.L. FRENCH
                                       AUTOMOTIVE                       NON-
                                        CASTINGS,     GUARANTOR      GUARANTOR
                                          INC.        COMPANIES      COMPANIES      ELIMINATIONS   CONSOLIDATED
                                   --------------  -------------- --------------  --------------  --------------
Sales                                $       --     $110,281        $ 43,187       $       --      $ 153,468
Cost of sales                                --       77,411          33,774               --        111,185
                                   --------------  -------------- --------------  --------------  --------------
  Gross profit                               --       32,870           9,413               --         42,283
Selling, general and
 administrative expenses                     88        4,584           5,556               --         10,228
Recapitalization expenses                 5,411       15,740              --               --         21,151
Amortization expense                          4        4,647             854               --          5,505
                                   --------------  -------------- --------------  --------------  --------------
  Operating income (loss)                (5,503)       7,899           3,003               --          5,399
Interest expense (income)                 3,527        7,360           2,936               --         13,823
                                   --------------  -------------- --------------  --------------  --------------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries and                      (9,030)         539              67               --         (8,424)
   extraordinary loss
Provision (benefit) for income
   taxes                                 (3,612)         216              27               --         (3,369)
Equity in earnings (losses)
    of subsidiaries                      (3,663)          --              --            3,663             --
                                   --------------  -------------- --------------  --------------  --------------
  Income (loss) before
    extraordinary loss                   (9,081)         323              40            3,663         (5,055)
Extraordinary loss                        4,086        4,026              --               --          8,112
                                   --------------  -------------- --------------  --------------  --------------
Net income (loss)                    $  (13,167)    $ (3,703)       $     40       $    3,663      $ (13,167)
                                   ==============  ============== ==============  ==============  ==============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                     J.L. FRENCH
                                     AUTOMOTIVE                         NON-
                                      CASTINGS,      GUARANTOR       GUARANTOR
                                         INC.        COMPANIES       COMPANIES     ELIMINATIONS    CONSOLIDATED
                                   --------------  -------------- --------------  --------------  --------------
OPERATING ACTIVITIES:
 Net income (loss)                   $  (13,167)    $  (3,703)     $    40         $  3,663         $(13,167)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities -
  Depreciation and amortization               4        11,684        4,877               --           16,565
  Other non-cash items                    4,086         6,569           --               --           10,655
   Income (loss) in subsidiary            3,663            --           --           (3,663)              --
   Changes in other operating
    activities                          (43,560)        8,613       11,465              502          (22,980)
                                   --------------  -------------- --------------  --------------  --------------
   Net cash provided by (used
    for) operating activities           (48,974)       23,163       16,382              502           (8,927)
                                   --------------  -------------- --------------  --------------  --------------
INVESTING ACTIVITIES:
 Capital expenditures, net                   --        (8,020)      (4,137)              --          (12,157)
                                   --------------  -------------- --------------  --------------  --------------
     Net cash used for
        investing activities                 --        (8,020)      (4,137)              --          (12,157)
                                   --------------  -------------- --------------  --------------  --------------
FINANCING ACTIVITIES:
 Repayments on revolving
  credit facilities, net                     --       (15,000)      (6,435)              --          (21,435)

 Long-term borrowings                   582,491            --       18,442               --          600,933
 Repayments of long-term
  borrowings                           (170,000)     (126,625)     (25,070)              --         (321,695)
 Recapitalization                      (199,009)           --           --               --         (199,009)
 Other                                 (157,123)      141,625           --               --          (15,498)
                                   --------------  -------------- --------------  --------------  --------------
     Net cash provided by
      (used for) financing
      activities                         56,359            --      (13,063)              --           43,296
                                   --------------  -------------- --------------  --------------  --------------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                           326            --        1,193             (502)           1,017
                                   --------------  -------------- --------------  --------------  --------------
NET CHANGES IN CASH
 AND CASH EQUIVALENTS                     7,711        15,143          375               --           23,229
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                        22           260        3,846               --            4,128
                                   --------------  -------------- --------------  --------------  --------------
  End of period                      $    7,733     $  15,403     $  4,221         $     --         $ 27,357
                                   ==============  ============== ==============  ==============  ==============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

Sales -- Sales for the second quarter of 2000 increased by $66.8 million, or 85%, to $145.0 million from $78.2 million for the prior period. Approximately $64.3 of the increase was the result of the acquisitions of Inyecta Alum in August 1999 and Nelson in October 1999. The remaining increase was due to higher transmission case shipments in the U.S. and improved sales in Europe, partially offset by weaker foreign currencies.

Cost of Sales -- Cost of sales for the second quarter of 2000 increased to $118.1 million, or 81.4% of sales, from $56.5 million or 72.3% of sales in 1999. The lower gross margins are the result of (1) lower margins associated with the acquired operations of Nelson and Inyecta Alum; (2) a shift in product mix to lower value-added components, including transmission cases; and (3) an increase in engineering expenses related to new programs.

S, G & A Expenses -- Selling, general and administrative expenses increased by $1.2 million to $6.4 million for the second quarter of 2000 from $5.2 million for the prior period. The increase was due primarily to incremental expenses associated with the acquisitions of Nelson and Inyecta Alum. As a percentage of sales, selling, general and administrative expenses were decreased to 4.4% for the second quarter of 2000 compared to 6.7% for the prior period.

Recapitalization Expenses -- The recapitalization expenses of $21.2 million recorded during the second quarter of 1999 represent payments made to option holders related to options repurchased in connection with the recapitalization transaction (See "Liquidity and Capital Resources").

Amortization of Intangible Assets -- Amortization expense of $2.8 million for the second quarter of 2000 was unchanged from the second quarter of 1999. Reduced amortization of capitalized customer relationships was offset by an increase in goodwill amortization from the acquisitions of Inyecta Alum and Nelson and amortization of deferred debt costs related to borrowings under the senior credit facility and the outstanding notes. Goodwill is being amortized on a straight-line basis over 40 years.

Interest Expense -- Interest expense for the three months ended June 30, 2000 was $15.2 million compared to $9.1 million for the same period in 1999. The increase was due principally due to borrowings incurred in connection with the recapitalization, the acquisitions of Inyecta Alum and Nelson and higher interest rates in 2000.

Provision (Benefit) for Income Taxes -- The effective income tax rate was 45.6% for the three months ended June 30, 2000 compared to a tax benefit of 41.1% for the same period in 1999. The increase in the effective income tax rate related primarily to the effect of non-deductible goodwill amortization.

Extraordinary Loss - The Company recorded an extraordinary loss of $8.1 million for the three months ended June 30, 1999. These losses were the result of the write-off of deferred financing fees associated with certain credit facilities that were repaid in the period.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Sales -- Sales for the first half of 2000 increased by $143.6 million, or 94%, to $297.1 million from $153.5 million for the prior period. Approximately $131.8 million of the increase was the result of the acquisitions of Inyecta Alum and Nelson. The remaining increase was due to increased volumes on transmission cases and European sales, partially offset by weaker foreign currencies.

Cost of Sales -- Cost of sales for the first half of 2000 increased to $240.7 million from $111.2 million during the same period in 1999. Cost of sales as a percentage of sales was 81.0% for the 2000 period and 72.4% in 1999. The decrease in gross margins is due to lower margins associated with the acquired operations, a change in mix to lower margins products and an increase in engineering expenses related to new programs.

S, G & A Expenses -- Selling, general and administrative expenses increased by $2.5 million to $12.7 million for the first half of 2000 from $10.2 million for the prior period. The increase was due primarily to incremental expenses related to the acquisitions. As a percentage of sales, selling, general and administrative expenses decreased to 4.3% for the first half of 2000 compared to 6.7% for the prior period.

Recapitalization Expenses -- The recapitalization expenses of $21.2 million recorded during the second quarter of 1999 represent payments made to option holders related to options repurchased in connection with the recapitalization transaction.

Amortization of Intangible Assets -- Amortization expense decreased from $5.5 million for the first half of 1999 to $5.3 million for the first half of 2000. The decrease is due to lower amortization of capitalized customer relationship costs, offset by incremental goodwill amortization related to acquisitions of Inyecta Alum and Nelson and amortization of deferred debt costs related to borrowings under the senior credit facility and the outstanding notes. Goodwill is being amortized on a straight-line basis over 40 years.

Interest Expense -- Interest expense for the six months ended June 30, 2000 was $30.2 million compared to $13.8 million for the same period in 1999. The increase was due to increased borrowings resulting from the recapitalization, the acquisitions of Inyecta Alum and Nelson and higher interest rates in 2000.

Provision (Benefit) for Income Taxes -- The effective income tax rate was 41.8% in the six months ended June 30, 2000 compared to a tax benefit of 40.0% for the same period in 1999. The increase in the effective income tax rate related primarily to the effect of non deductible goodwill amortization.

Extraordinary Loss -- The Company recorded an extraordinary loss of $8.1 million for the six months ended June 30, 1999. These losses were the result of the write-off of deferred financing fees associated with certain credit facilities that were repaid in the period.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended June 30, 2000, the Company's operations provided cash in the amount of $9.2 million, compared to using cash of $8.9 million for the six months ended June 30, 1999. Cash generated from operations before changes in working capital items was $27.9 million for the 2000 period compared to $14.1 million in 1999. Increases in working capital used cash of $18.7 million during the first half of 2000 compared to $23.0 million in 1999. The increases in working capital are primarily the result of timing of cash receipts and cash payments.

Net cash used in investing activities was $43.9 million during the first half of 2000 compared to $12.2 million in the prior period. Capital expenditures totaled $38.3 million in the first half of 2000 and $12.2 million in 1999 and were primarily for equipment purchases and building additions related to new or replacement programs.

Net cash provided by financing activities totaled $32.8 million for the first half of 2000, which included $17.9 million in proceeds from the sale of stock, compared with $43.3 million in 1999.

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

As of June 30, 2000, rates on borrowings under the senior credit facility varied from 8.6% to 9.2%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at June 30, 2000.

At June 30, 2000, French had unused borrowing capacity under the senior credit facility of approximately $15 million under its most restrictive debt covenant. French believes the borrowing availability under the senior credit facility, together with cash on hand, funds generated by operations and working capital reductions, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures and other operating needs. French estimates its 2000 capital expenditures will approximate $65 million.

In May 1999, the Company completed an offering of $175.0 million of 11 1/2% senior subordinated notes due 2009. Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The subordinated notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at June 30, 2000.

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

On May 24, 2000, certain stockholders acquired 3,078 shares of Class A common stock, 463 shares of Class D-1 common stock, 497 shares of Class D-2 common stock and 240 shares of Class E stock. Total consideration to the Company was approximately $17.9 million.

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

The Company manages its interest rate risk by balancing the amount of its fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2000, all of the Company's debt other than the outstanding notes was variable rate debt. The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company's interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 7.2%. The interest rate swap agreement matures on December 31, 2001.

A portion of the Company's sales is derived from manufacturing operations in the U.K., Spain and Mexico. The results of operations and the financial position of the Company's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

                                    J.L. FRENCH AUTOMOTIVE CASTINGS, INC.


Date:  August 10, 2000              By /s/ Thomas C. Dinolfo
                                       -----------------------------------------
                                         Thomas C. Dinolfo
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)