Form 10-Q
period 2000-09-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2000-11-20
CIK 1091601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                      Yes   X                             No
                          ----                               ----

The number of shares outstanding of the Registrant's common stock at October 15, 2000 was 13,327 shares of Class A common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock and 3,592 shares of Class E common stock.

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         QUARTERLY FINANCIAL STATEMENTS

                               TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----

     Condensed Consolidated Statements of Operations (unaudited) for the                        3
     Three Months Ended September 30, 2000 and 1999

     Condensed Consolidated Statements of Operations (unaudited) for the                        4
     Nine Months Ended September 30, 2000 and 1999

     Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited)                    5
     and December 31, 1999

     Condensed Consolidated Statements of Cash Flows (unaudited) for the                        6
     Nine Months Ended September 30, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements (unaudited)                           7

     Management's Discussion and Analysis of Financial Condition and Results                   17
     of Operations

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                Three Months Ended September 30,
                                                              -------------------------------------
                                                                   2000                  1999
                                                              ----------------      ---------------
Sales                                                          $      125,011        $    75,251

Cost of sales                                                         109,905             58,279
                                                              ----------------      ---------------

        Gross profit                                                   15,106             16,972

Selling, general and administrative expenses                            6,799              5,256

Recapitalization expenses                                                  --                799

Amortization expense                                                    2,677              2,848
                                                              ----------------      ---------------

        Operating income                                                5,630              8,069

Interest expense and other, net                                        15,475             10,956
                                                              ----------------      ---------------

        Loss before benefit for income taxes                           (9,845)            (2,887)

Benefit for income taxes                                               (3,332)            (1,154)
                                                              ----------------      ---------------

        Net loss                                               $       (6,513)       $    (1,733)
                                                              ================      ===============










                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                               Nine Months Ended September 30,
                                                             -------------------------------------
                                                                  2000                  1999
                                                             ----------------      ---------------
Sales                                                          $     422,120         $  228,719

Cost of sales                                                        350,589            169,464
                                                             ----------------      ---------------

        Gross profit                                                  71,531             59,255

Selling, general and administrative expenses                          19,518             15,484

Recapitalization expenses                                                 --             21,950

Amortization expense                                                   7,977              8,353
                                                             ----------------      ---------------

        Operating income                                              44,036             13,468

Interest expense and other, net                                       45,715             24,779
                                                             ----------------      ---------------

        Loss before provision (benefit)
          for income taxes and extraordinary loss                     (1,679)           (11,311)

Provision (benefit) for income taxes                                      78             (4,523)
                                                             ----------------      ---------------

        Loss before extraordinary item                                (1,757)            (6,788)

Extraordinary loss on early extinguishment of
        debt, net of income taxes                                         --              8,112
                                                             ----------------      ---------------

        Net loss                                               $      (1,757)        $  (14,900)
                                                             ================      ===============






                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                        September 30,         December 31,
                             Assets                                         2000                  1999
------------------------------------------------------------------     ----------------      ----------------
                                                                         (unaudited)
Current assets:
       Cash and cash equivalents                                          $      3,067       $          4,900
       Accounts receivable, net                                                  80,718                82,449
       Inventories                                                               38,057                36,979
       Customer tooling-in-process                                                4,780                10,299
       Other current assets                                                      12,481                 9,034
                                                                       ----------------      ----------------
             Total current assets                                               139,103               143,661

Property, plant and equipment, net                                              256,076               221,167
Intangible and other assets, net                                                362,738               330,406
                                                                       ----------------      ----------------
                                                                          $     757,917      $        695,234
                                                                       ================      ================

       Liabilities and Stockholders' Investment (Deficit)
------------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt                               $     383,152      $         28,400
       Accounts payable                                                          77,823                56,461
       Accrued liabilities                                                       53,925                43,434
                                                                       ----------------      ----------------
             Total current liabilities                                          514,900               128,295

Long-term debt, net of current maturities                                        21,694               373,044
Senior subordinated notes                                                       175,000               175,000
Convertible subordinated notes                                                   30,000                30,000
Other noncurrent liabilities                                                     45,868                30,488
                                                                       ----------------      ----------------
              Total liabilities                                                 787,462               736,827

Stockholders' investment (deficit):
       Common stock                                                                  --                    --
       Additional paid-in capital                                                60,689                42,589
       Retained earnings (deficit)                                              (84,586)              (82,824)
       Accumulated other comprehensive income -
         foreign currency translation adjustment                                 (5,648)               (1,358)
                                                                       ----------------      ----------------
             Total stockholders' investment (deficit)                           (29,545)              (41,593)
                                                                       ----------------      ----------------
                                                                          $     757,917      $        695,234
                                                                       ================      ================


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                ------------------------------------
                                                                                    2000                 1999
                                                                                --------------     -----------------

OPERATING ACTIVITIES:
      Net loss                                                                    $    (1,757)         $   (14,900)
      Adjustments to reconcile net loss to net cash provided by
        operating activities -
         Loss on early retirement of debt                                                  --                8,112
         Depreciation and amortization                                                 34,397               25,153
         Other non-cash items                                                              --                4,216
         Changes in other operating items                                               8,765              (17,737)
                                                                                ---------------    -----------------

            Net cash provided by operating activities                                  41,405                4,844
                                                                                --------------     -----------------

INVESTING ACTIVITIES:
      Acquisitions, net                                                                (5,614)             (14,864)
      Capital expenditures, net                                                       (67,103)             (20,829)
                                                                                --------------     -----------------

         Net cash used for investing activities                                       (72,717)             (35,693)
                                                                                --------------     -----------------

FINANCING ACTIVITIES:
      Revolving credit facility borrowings                                            127,155               21,407
      Repayment of revolving credit facility borrowings                              (108,790)             (14,472)
      Long-term borrowings                                                             14,434              606,761
      Repayment of long-term borrowings                                               (20,516)            (357,288)
      Recapitalization                                                                     --             (359,993)
      Capital investment                                                               17,735              162,185
      Other, net                                                                           --              (15,930)
                                                                                --------------     -----------------

         Net cash provided by financing activities                                     30,018               42,670
                                                                                --------------     -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                   (539)               2,213
                                                                                --------------     -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (1,833)              14,034

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                               4,900                4,128
                                                                                --------------     -----------------

      End of period                                                               $     3,067          $    18,162
                                                                                ==============     =================




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

     Sales and operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. The following presents comprehensive income (loss), defined as changes in the stockholders' deficit of the Company, for the three and nine month periods ended September 30, 2000 and 1999 (in thousands):


                                            Three Months Ended September 30,      Nine Months Ended September 30,
                                          ------------------------------------   --------------------------------
                                                2000               1999               2000               1999
                                          ----------------   ---------------    ----------------    -------------

     Net loss                             $      (6,513)     $     (1,733)      $     (1,757)       $   (14,900)
     Change in cumulative
       translation adjustment                    (1,666)            1,864             (4,290)              (870)
                                          ----------------   ---------------    ----------------    -------------
     Comprehensive income (loss)           $     (8,179)     $        131       $     (6,047)         $ (15,770)
                                          ================   ===============    ================    =============


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

4.       Inventories consisted of the following (in thousands):

                                        September 30,            December 31,
                                             2000                    1999
                                       -----------------      ----------------
           Raw materials                  $    14,974            $    14,172
           Work in process                     14,426                 14,558
           Finished goods                       8,657                  8,249
                                       -----------------      ----------------
                                          $    38,057            $    36,979
                                       =================      ================


5.   Long-term debt consisted of the following (in thousands):


                                                                      September 30,         December 31,
                                                                           2000                 1999
                                                                     -----------------    -----------------
          Senior Credit Facility:
            Revolving credit facility                                   $      39,906       $       23,183
            Tranche A term loan                                               167,050              187,943
            Tranche B term loan                                               150,904              152,105
                                                                     -----------------    -----------------
                Total senior credit facility                                  357,860              363,231
          Other debt                                                           46,986               38,213
                                                                     -----------------    -----------------
                                                                              404,846              401,444
          Less-current maturities                                            (383,152)             (28,400)
                                                                     -----------------    -----------------
                Total long-term debt                                    $      21,694       $      373,044
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

     On October 15, 1999, in connection with the acquisition of Nelson (Note 8), the Company amended and restated its senior credit facility to provide for $100.0 million of additional borrowings consisting of an increase of $85 million in the tranche A term loan and an increase of $15 million in the revolving credit facility.

     As of September 30, 2000, rates on borrowings under the senior credit facility varied from 8.6% to 9.5%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors"). The senior credit facility contains certain restrictive covenants, and the Company was not in compliance with certain covenants including debt to cash flow and interest coverage covenants, as of September 30, 2000. The Company has obtained a waiver from its lenders with respect to compliance with these covenants through November 27, 2000. The Company and its senior lenders are currently negotiating an amendment to the senior credit agreement to amend certain financial covenants for future periods. While the Company expects it will successfully negotiate an amendment to the credit agreement, there can be no assurances that an amendment can be negotiated on terms satisfactory to the Company. If the Company is not successful in negotiating an amendment to the credit agreement, its senior lenders could declare outstanding borrowings immediately due and payable. Accordingly, borrowings outstanding under the Senior Credit Facility of $357.9 million and other debt of $23.2 million, secured by letters of credit under the Senior Credit Facility, are classified as current liabilities in the accompanying consolidated balance sheet as of September 30, 2000.

     The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company's interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 7.1%. The interest rate swap agreement matures December 31, 2001. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6. In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009 ("Subordinated Notes"). Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The Subordinated Notes contain certain restrictive covenants and the Company was in compliance with all such covenants at September 30, 2000. As discussed in Note 5, if the Company is unable to negotiate an amendment to its senior credit agreement its senior lenders can declare borrowings under the Senior Credit Facility immediately due and payable. If the senior lenders declare such borrowings due and payable, the Company would be in default under the Subordinated Notes indenture. Accordingly, the holders of the Subordinated Notes could declare the amounts outstanding immediately due and payable. The Subordinated Notes are classified as long-term liabilities in the accompanying balance sheet as of September 30, 2000 as the Company is not presently in default of the terms of the Subordinated Notes.

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

     In March 2000, the Company formed JLF Benton Harbor to acquire all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate, Generation Machine, LLC. JLF Benton Harbor manufactures high pressure aluminum die cast components, principally for the automotive industry, from a facility in Benton Harbor, MI. Total consideration was approximately $5.6 million. The pro forma effects of the acquisition of JLF Benton Harbor are not material.

     The acquisitions noted above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the respective dates of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

     The assets acquired and liabilities assumed for JLF Mexico, Nelson and JLF Benton Harbor have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Company does not believe that the final allocations for JLF Mexico and JLF Benton Harbor will be materially different from the preliminary allocations. During the third quarter, the Company continued to gather information necessary to allocate the Nelson purchase price. In doing so, management determined that certain customer contract commitments that were in existence at the acquisition date will result in losses for a longer time frame than initially projected as efforts to reduce or mitigate these losses have not been successful to date. As a result, the initial estimate of the required reserve for loss contracts was increased by $31.2 million in the third quarter. As shipments of parts under these contracts are made, the loss contract reserve is reduced based on the per part loss. The reserve was reduced by $16.9 million for the nine months ended September 30, 2000. Management will continue to evaluate the Nelson purchase price allocation and will record any final adjustments in the fourth quarter.

     The following unaudited consolidated pro forma results of operations for the nine months ended September 30, 1999 give effect to (i) the acquisition of Nelson, (ii) the Recapitalization, and (iii) the subordinated note offering as if such transactions had occurred at the beginning of the period (in thousands):

                                                              Pro Forma
                                                               for the
                                                             Nine Months
                                                                Ended
                                                            September 30,
                                                                 1999
                                                            --------------

       Revenues                                                $401,989
       Operating income                                          44,656
       Net income before extraordinary item                       8,189

     The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

9. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging

     Activities-Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB 133 requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. In addition, a company must recognize changes in the derivative instrument's fair value currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement No. 133, as amended, is effective for the Company's fiscal 2001. The Company has an interest swap which requires SFAS No. 133 application. The Company is currently in the process of reviewing other financial instrument and contracts so that it may identify any additional items impacted by SFAS No. 133, as amended, and account for them accordingly beginning on January 1, 2001. The adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

10.  Supplemental cash flow information (in thousands):

                                            Three Months Ended September 30,      Nine Months Ended September 30,
                                            --------------------------------      -------------------------------
                                                 2000                1999               2000              1999
                                            --------------       -----------      --------------      -----------
     Cash paid for -
       Interest                              $   10,336          $  6,091          $  40,347          $  24,259
       Income taxes                                 575               187              1,639              1,849

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



                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)


                                     J.L. French
                                     Automotive                       Non-
                                      Castings,      Guarantor     Guarantor
                                        Inc.         Companies     Companies     Eliminations    Consolidated
                                     ------------    ----------    ---------     ------------    ------------
Sales                                  $     --       $353,901       $68,219      $       --        $422,120
Cost of sales                                --        294,701        55,888              --         350,589
                                     ------------    ----------    ---------     ------------    ------------
  Gross profit                               --         59,200        12,331              --          71,531
Selling, general and
 administrative expenses                    685          9,810         9,023              --          19,518
Amortization expense                         84          6,585         1,308                           7,977
                                     ------------    ----------    ---------     ------------    ------------
  Operating income (loss)                  (769)        42,805         2,000              --          44,036
Interest expense                         24,393         16,465         4,857              --          45,715
                                     ------------    ----------    ---------     ------------    ------------
 Income (loss) before
   income taxes and equity in
   earnings of subsidiaries             (25,162)        26,340        (2,857)             --          (1,679)
Provision (benefit) for income
   taxes                                 (9,562)        10,009          (369)             --              78
Equity in earnings of
   subsidiaries                          13,843             --            --         (13,843)             --
                                     ------------    ----------    ---------     ------------    ------------
  Net income (loss)                    $ (1,757)      $ 16,331       $(2,488)     $  (13,843)       $ (1,757)
                                     ============    ==========    =========    ============    ============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                      J.L. French
                                      Automotive                     Non-
                                       Castings,     Guarantor    Guarantor
                                         Inc.        Companies    Companies     Eliminations    Consolidated
                                      ------------   ---------    ----------    ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                      $ (1,757)    $ 16,331      $ (2,488)     $ (13,843)       $  (1,757)
 Adjustments to reconcile net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization              84       26,458         7,855             --           34,397
   Income from subsidiaries               13,843           --            --        (13,843)              --
   Changes in other assets and
   liabilities                           (18,142)      (4,841)        4,062         27,686            8,765
                                      ------------   ---------    ----------    ------------    ------------

   Net cash provided by (used
    for) operating activities             (5,972)      37,948         9,429             --           41,405
                                      ------------   ---------    ----------    ------------    ------------
INVESTING ACTIVITIES:
 Acquisitions, net                        (5,623)      (5,614)           --          5,623           (5,614)
 Capital expenditures, net                    --      (40,216)      (26,887)            --          (67,103)
                                      ------------   ---------    ----------    ------------    ------------
     Net cash used for
      investing activities                (5,623)     (45,830)      (26,887)         5,623          (72,717)
                                      ------------   ---------    ----------    ------------    ------------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                       77,700           --        49,455             --          127,155
 Repayment of borrowings on
  revolving credit facilities            (66,800)          --       (41,990)            --         (108,790)
 Long-term borrowings                         --        1,403        13,031             --           14,434
 Repayment of long-term
  borrowings                             (17,357)        (394)       (2,765)            --          (20,516)
 Capital investment                       17,735        5,623            --         (5,623)          17,735
                                      ------------   ---------    ----------    ------------    ------------

     Net cash provided by
      financing activities                11,278        6,632        17,731         (5,623)          30,018
                                      ------------   ---------    ----------    ------------    ------------
EFFECT OF EXCHANGE
 RATES ON CASH AND                            --           --          (539)            --             (539)
                                      ------------   ---------    ----------    ------------    ------------
CASH EQUIVALENTS
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                       (317)      (1,250)         (266)            --           (1,833)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                        393          665         3,842             --            4,900
                                      ------------   ---------    ----------    ------------    ------------
  End of period                         $     76     $   (585)     $  3,576      $      --        $   3,067
                                      ============   =========    ==========    ============    ============


11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                      J.L. French
                                      Automotive                       Non-
                                       Castings,      Guarantor      Guarantor
                                         Inc.         Companies      Companies     Eliminations    Consolidated
                                     ------------    ---------      ----------    ------------    --------------
              Assets
-----------------------------------

Current assets:
 Cash and cash equivalents            $       76     $    (585)      $   3,576    $         --       $     3,067
 Accounts receivable, net                     --        60,153          20,565              --            80,718
 Inventories                                            26,624          11,433              --            38,057
 Customer tooling-in-progress                            2,346           2,434              --             4,780
 Other current assets                         --        10,911           1,570              --            12,481
                                     ------------    ---------      ----------    ------------    --------------
  Total current assets                        76        99,449          39,578              --           139,103
Property, plant and equipment,
 net                                          --       168,007          88,069              --           256,076
Investment in subsidiaries               368,638            --              --        (368,638)               --
Intangible and other assets, net          29,634       270,507          62,597              --           362,738
                                     ------------    ---------      ----------    ------------    --------------
                                      $  398,348     $ 537,963       $ 190,244    $   (368,638)      $   757,917
                                     ============    =========      ==========    ============    ==============

   Liabilities and Stockholders'
       Investment (Deficit)
----------------------------------

Current liabilities:
  Accounts payable                    $       --     $  56,791       $  21,032    $         --       $    77,823
  Accrued liabilities                     13,901        31,901           8,123              --            53,925
  Current portion of long-
   term debt                             329,596         1,238          52,318              --           383,152
                                     ------------    ---------      ----------    ------------    --------------
    Total current liabilities            343,497        89,930          81,473              --           514,900
                                     ------------    ---------      ----------    ------------    --------------
Long-term debt                           204,998         1,001          20,695              --           226,694
Other noncurrent liabilities               4,368        33,655           7,845              --            45,868
Intercompany payables                   (129,226)      112,127          17,099              --                --
                                     ------------    ---------      ----------    ------------    --------------
  Total liabilities                      423,637       236,713         127,112              --           787,462
Stockholders' investment
  (deficit):
 Additional paid-in capital               60,689       259,808          71,446        (331,254)           60,689
 Retained earnings (deficit)             (84,586)       41,442          (4,058)        (37,384)          (84,586)
 Currency translation
  adjustment                              (1,392)           --          (4,256)             --            (5,648)
                                     ------------    ---------      ----------    ------------    --------------
  Total stockholders' investment
    (deficit)                            (25,289)      301,250          63,132        (368,638)          (29,545)
                                     ------------    ---------      ----------    ------------    --------------
                                      $  398,348     $ 537,963       $ 190,244    $   (368,638)      $   757,917
                                     ============    =========      ==========    ============    ==============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                     J.L. French
                                     Automotive                      Non-
                                      Castings,     Guarantor      Guarantor
                                        Inc.        Companies      Companies     Eliminations   Consolidated
                                     ------------   ---------      ----------    ------------   ------------
Revenues                             $       --     $161,402       $ 67,317      $        --     $  228,719
Cost of sales                                --      115,566         53,898               --        169,464
                                     ------------   ---------      ----------    ------------   ------------
  Gross profit                               --       45,836         13,419               --         59,255
Selling, general and
 administrative expenses                    267        6,665          8,552               --         15,484
Recapitalization expenses                 5,501       16,449             --               --         21,950
Amortization expense                          4        7,075          1,274               --          8,353
                                     ------------   ---------      ----------    ------------   ------------
  Operating income (loss)                (5,772)      15,647          3,593               --         13,468
Interest expense                          8,901       12,023          3,855               --         24,779
                                     ------------   ---------      ----------    ------------   ------------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of sub-
   sidiaries and extraordinary          (14,673)       3,624           (262)              --        (11,311)
   loss
Provision (benefit) for income
   taxes                                 (5,869)       1,450           (104)              --         (4,523)
Equity in earnings (losses)
    of subsidiaries                      (2,010)          --             --            2,010             --
                                     ------------   ---------      ----------    ------------   ------------
  Income (loss) before
    extraordinary loss                  (10,814)       2,174           (158)              --         (6,788)
Extraordinary loss                        4,086        4,026             --               --          8,112
                                     ------------   ---------      ----------    ------------   ------------

  Net income (loss)                  $  (14,900)    $ (1,852)      $   (158)     $     2,010     $  (14,900)
                                     ============   =========      ==========   ============   ============

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)


                                      J.L. French
                                      Automotive                     Non-
                                       Castings,     Guarantor    Guarantor
                                         Inc.        Companies    Companies     Eliminations    Consolidated
                                      ------------   ---------    ----------    ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                    $  (14,900)    $ (1,852)    $    (158)    $    2,010      $   (14,900)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities -
  Depreciation and amortization                4       17,788         7,361             --           25,153
  Other non-cash items                     4,557        7,771            --             --           12,328
   Income (loss) in subsidiary             2,010           --            --         (2,010)              --
   Changes in other operating
    activities                           (34,771)       4,258        12,115            661          (17,737)
                                      ------------   ---------    ----------    ------------    ------------
   Net cash provided by (used
    for) operating activities            (43,100)      27,965        19,318            661            4,844
                                      ------------   ---------    ----------    ------------    ------------
INVESTING ACTIVITIES:
 Acquisitions, net                       (14,958)          --       (14,864)        14,958          (14,864)
 Capital expenditures, net                    --      (13,198)       (7,631)            --          (20,829)
                                      ------------   ---------    ----------    ------------    ------------
     Net cash used for
        investing activities             (14,958)     (13,198)      (22,495)        14,958          (35,693)
                                      ------------   ---------    ----------    ------------    ------------
FINANCING ACTIVITIES:
 Revolving credit facilities
  borrowings (repayments), net            29,840      (16,000)       (6,905)            --            6,935
 Long-term borrowings                    587,566           --        19,195             --          606,761
 Repayment of long-term
  borrowings                            (291,164)     (41,625)      (24,499)            --         (357,288)
 Recapitalization                       (359,993)          --            --             --         (359,993)
 Capital investment                      162,185           --        14,958        (14,958)         162,185
 Other, net                              (71,306)      57,625        (2,249)            --          (15,930)
                                      -------------  -----------  ------------  --------------  --------------
     Net cash provided by
      (used for) financing
      activities                          57,128           --           500        (14,958)          42,670
                                      ------------   ---------    ----------    ------------    ------------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                          1,094           --         1,780           (661)           2,213
                                      ------------   ---------    ----------    ------------    ------------
NET CHANGES IN CASH
 AND CASH EQUIVALENTS                        164       14,767          (897)            --           14,034
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                         22          260         3,846             --            4,128
                                      ------------   ---------    ----------    -----------    ------------
  End of period                       $      186     $ 15,027     $   2,949     $        --     $    18,162
                                      ============   =========    ==========    ===========    ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales -- Sales for the third quarter of 2000 increased by $49.7 million, or 66%, to $125.0 million from $75.3 million for the prior period. Approximately $53.2 million of the increase was the result of the acquisitions. Sales increases from new business were offset by lower aluminum prices which are passed through to the Company's customers and lower foreign currency exchange rates.

Cost of Sales -- Cost of sales for the third quarter of 2000 increased by $51.6 million, or 89%, to $109.9 million from $58.3 million for the prior period. Cost of sales as a percentage of sales was 87.9% for the third quarter of 2000 compared to 77.4% for the prior period. Gross margins decreased as a result of lower margins from the acquired operations, principally at the Glasgow, KY facility acquired as part of the acquisition of Nelson. During the third quarter of 2000, the Glasgow facility experienced excess labor, scrap and freight costs.

S, G & A Expenses -- Selling, general and administrative expenses increased by $1.5 million to $6.8 million for the third quarter of 2000 from $5.3 million for the prior period. The increase was due primarily to expenses associated with the acquisition of Nelson. As a percentage of sales, selling, general and administrative expenses were 5.4% for the third quarter of 2000 compared to 7.0% for the prior period.

Recapitalization Expenses -- The recapitalization expenses of $0.8 million recorded during the third quarter of 1999 represent payments made to option holders in connection with the 1999 recapitalization transaction. The options were repurchased in connection with the recapitalization transaction (See "Liquidity and Capital Resources").

Amortization Expense -- Amortization expense decreased to $2.7 million for the third quarter of 1999 from $2.8 million for the third quarter of 1999. Lower amortization of capitalized customer relationships offset increased goodwill amortization associated with acquisitions.

Interest Expense -- Interest expense for the three months ended September 30, 2000 was $15.5 million compared to $11.0 million for the same period in 1999. The increase was due principally to borrowings incurred in connection with the recapitalization, the acquisitions of JLF Mexico, Nelson and JLF Benton Harbor.

Benefit for Income Taxes -- The income tax benefit was at an effective rate of 34.5% for the third quarter of 2000 compared to a benefit of 40.0% in the same period of 1999. The decrease in the effective income tax rate related primarily to higher state income taxes and the effect of non-deductible goodwill amortization.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales -- Sales for the nine month period of 2000 increased by $193.4 million, or 85%, to $422.1 million from $228.7 million for the prior period. Approximately $185.0 million of the increase was the result of the acquisitions. The remaining increase was the result of new business, offset by lower aluminum prices which are passed through to the Company's customers and lower foreign currency conversion values.

Cost of Sales -- Cost of sales for the nine month period of 2000 increased by $181.1 million, or 107%, to $350.6 million from $169.5 million for the prior period. Cost of sales as a percentage of sales was 83% for the nine month period of 2000 and 74.1% for the prior period. The decrease in gross margins is the result of lower margins from the acquired operations, principally the Nelson acquisition. During 2000 the facilities acquired in connection with the Nelson acquisition experienced excess labor, scrap and freight costs.

S, G & A Expenses -- Selling, general and administrative expenses increased by $4.0 million to $19.5 million for the nine month period of 2000 from $15.5 million for the prior period. The increase was due primarily to incremental cost associated with the acquisitions. As a percentage of sales S,G&A expenses decreased to 4.6% in 2000 compared to 6.8% in 1999.

Recapitalization Expenses -- The recapitalization expenses of $22.0 million recorded during 1999 represent payments made to option holders which were repurchased in connection with the recapitalization.

Amortization Expense -- Amortization expense decreased to $8.0 million for the nine month period of 1999 from $8.4 million for the nine month period of 1999, as a result of lower amortization of customer relationships which offset goodwill amortization associated with acquisitions.

Interest Expense -- Interest expense for the nine months ended September 30, 2000 was $45.7 million compared to $24.8 million for the same period in 1999. The increase was due principally to borrowings incurred in connection with the acquisitions of JLF Mexico, Nelson and JLF Benton Harbor.

Provision (Benefit) for Income Taxes -- For the nine months ended September 30, 2000 the Company recorded a tax provision of $78,000 on a pretax loss of $1.7 million. The effective income tax rate of 4.7% differs from the federal statutory rate primarily as a result of state income taxes, the effect of non deductible goodwill amortization, and foreign taxes.

Extraordinary Loss -- The Company recorded an extraordinary loss of $8.1 million for the nine months ended September 30, 1999. This loss was the result of the write-off of deferred financing fees associated with certain credit facilities that were repaid during such periods.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended September 30, 2000, the Company's operations provided cash in the amount of $41.4 million, compared to $4.8 million for the nine months ended September 30, 1999. Cash generated from operations before changes in working capital items was $32.6 million for the 2000 period compared to $22.6 million in 1999. Decreases in working capital provided cash of $8.8 million during the 2000 period compared to a use of cash of $17.8 million in 1999 as a result of working capital increase. The changes in working capital are primarily the result of timing of cash receipts and cash payments.

Net cash used in investing activities was $72.8 million during the first nine months of 2000 compared to $35.7 million in the prior period. Capital expenditures totaled $67.1 million in the first nine months of 2000 and $20.8 million in 1999 and were primarily for equipment purchases and building additions related to new or replacement programs. Cash used for acquisitions was $5.6 million in the 2000 period compared to $14.9 million in the 1999 period.

Net cash provided by financing activities totaled $30.0 million for the first nine months of 2000, which included $17.7 million in proceeds from the sale of stock, compared with $42.7 million in 1999.

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

As of September 30, 2000, rates on borrowings under the senior credit facility varied from 8.6% to 9.5%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. At September 30, 2000, French had unused borrowing capacity under the senior credit facility of approximately $15 million under its most restrictive debt covenant. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The Senior Credit Facility contains certain restrictive covenants, and the Company was not in compliance with certain covenants, including debt to cash flow and interest coverage covenants, as of September 30, 2000. The Company has obtained a waiver from its lenders with respect to compliance with these covenants through November 27, 2000. The Company and its senior lenders are currently negotiating an amendment to the Senior Credit Facility to amend certain financial covenants for future periods. While the Company expects it will successfully negotiate an amendment to the credit agreement, there can be no assurances that an amendment can be negotiated on terms satisfactory to the Company. If the Company is not successful in negotiating an amendment to the credit agreement, its senior lenders could declare outstanding borrowings immediately due and payable. Accordingly, borrowings outstanding under the Senior Credit Facility of $357.9 million and other debt of $23.2 million, secured by letters of credit under the Senior Credit Facility, are classified as current liabilities in the accompanying consolidated balance sheet as of September 30, 2000. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be qualified as being subject to the ultimate outcome of that contingency.

In May 1999, the Company completed an offering of $175.0 million of 11 1/2% senior subordinated notes due 2009. Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The subordinated notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at September 30, 2000. As discussed above, if the Company is unable to negotiate an amendment to its senior credit agreement its senior lenders can declare borrowings under the senior credit agreement immediately due and payable. If the senior lenders declare such borrowings due and payable, the Company would be in default under the Subordinated Notes indenture. Accordingly, the holders of the Subordinated Notes could declare the amounts outstanding immediately due and payable. The Subordinated Notes are classified as long-term liabilities in the accompanying balance sheet as of September 30, 2000 as the Company is not presently in default of the Subordinated Notes.

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

The Company manages its interest rate risk by balancing the amount of its fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2000, all of the Company's debt other than the outstanding notes was variable rate debt. The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company's interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 7.1%. The interest rate swap agreement matures December 31, 2001.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB 133. FASB 133 and its amendments require that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. In addition, a company must recognize changes in the derivative instrument's fair value currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement No. 133, as amended, is effective for the Company's fiscal 2001. The Company has an interest swap which requires SFAS No. 133 application. The Company is currently in the process of reviewing other financial instrument and contracts so that it may identify any additional items impacted by SFAS No. 133, as amended, and account for them accordingly beginning on January 1, 2001. The adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.


FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the Company's ability to develop or successfully introduce new products; (ii) general economic or business conditions affecting the automotive industry; (iii) increased competition in the automotive components supply market; (iv) expected synergies, economies of scale and cost savings from the Company's acquisitions not being realized or realized within the expected time frames; and (v) costs or operational difficulties related to integrating the operations of the acquired entities with those of the Company being greater than expected. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.


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

         None.

Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         None.

Item 5.  Other Information:

         On November 15, 2000, Mr. Mark S. Burgess was appointed Vice President and Chief Financial Officer of the Company. Effective as of the same date, Mr. Thomas C. Dinolfo was appointed Treasurer.

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

                                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.


Date:  November 20, 2000              By /s/ Mark S. Burgess
                                         -------------------------------------
                                         Mark S. Burgess
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)