Form 10-K405
period 2000-12-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2001-03-29
CIK 1091601

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                                -----------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the fiscal year ended:               Commission file number:
              DECEMBER 31, 2000                          333-84903

                                -----------------

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                          13-3983670
        ------------------------      ------------------------------------
        (State of Incorporation)      (I.R.S. Employer Identification No.)

             4508 IDS CENTER
         MINNEAPOLIS, MINNESOTA                          55402
         ----------------------                       ----------
          (Address of Principal                       (Zip Code)
           Executive Offices)

       Registrant's telephone number, including area code: (612) 332-2335

                                -----------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                                -----------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The number of shares outstanding of the Registrant's common stock at February 28, 2001 was 13,276 shares of Class A common stock, 7,124 shares of Class A-1 common stock 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of D-2 common stock, 3,592 shares of Class E common stock and 14,248 shares of Class P common stock.


================================================================================

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

ITEM 1. BUSINESS

(A)     GENERAL DEVELOPMENT OF BUSINESS

Background of Company

        J.L. French Automotive Castings, Inc. and subsidiaries (collectively referred to as "French" or the "Company") is one of the world's largest independent designers and manufacturers of aluminum die cast components and assemblies for automotive original equipment manufacturers ("OEMs"). French's principal products are highly-engineered, value-added assemblies, consisting of machined aluminum die cast components and various fastened parts. French's primary product offerings include engine and drivetrain components and assemblies such as:

o  oil pans                           o  ladderframes
o  engine front covers                o  timing chain housings
o  transmission cases                 o  water pump housings
o  cam covers                         o  front end accessory drive brackets

        French's world-class design and manufacturing operations in the United States, the United Kingdom ("U.K."), Spain and Mexico and French's sales and service offices throughout the world position it as a premier full-service global supplier.

        French primarily sells to OEMs with Ford and GM accounting for approximately 52% and 36% of 2000 sales, respectively. French is a supplier on more than 20 Ford models, including many of its highest volume vehicles, such as the F-Series and Ranger trucks, Explorer and Taurus/Sable, its top four selling vehicles, and the Expedition, Windstar and Contour/Mystique. French is also a supplier on many of GM's highest volume vehicles, such as the Silverado and S-10 trucks, Blazer, Cavalier/Sunfire and Malibu/Intrigue. In addition, French sells to Tier 1 automotive suppliers such as Robert Bosch, Delphi Automotive Systems, American Axle and LucasVarity. French supplies substantially all of the products it sells to its automotive customers on a sole-source basis.

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

        The Company's revenues have grown from approximately $113 million for the year ended December 31, 1995 to $557 million for the year ended December 31, 2000. The increase in revenues is the combination of internal growth and strategic acquisitions. In January 1998, the Company acquired Morris Ashby Ltd. ("JLF UK") which has operations in the U.K. In April 1998, French acquired Fundiciones Viuda de Ansola, S.A. ("Ansola"), a supplier of die cast automotive aluminum components in Spain. In August 1999, the Company acquired Inyecta Alum, S.A. de C.V. ("JLF Mexico"), a Mexican supplier of aluminum die castings. In October 1999, French acquired Nelson Metal Products Corporation ("Nelson") which produces aluminum die cast automotive components in two manufacturing facilities in the United States. In March 2000, the Company formed JLF Benton Harbor to acquire all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate Generation Machine, a Michigan based manufacturer of aluminum die cast components.

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

        Full Service Suppliers. During the 1990s, OEMs have continued to reduce their supplier base in certain product segments, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of full-service suppliers each of which supplies a greater proportion of the total vehicle. Suppliers with sufficient size, geographic scope and financial resources are best positioned to be these full service suppliers. For full-service suppliers such as French, this environment provides an opportunity to grow by obtaining business previously provided by non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business; while those that do not generally continue their existing contracts, but normally do not receive additional business. Although these factors have already resulted in consolidation of component suppliers in certain segments, French believes that the aluminum die casting industry is in the early stages of consolidation, providing opportunities for further consolidation. This is particularly true of the aluminum die casting industry in Europe, where there are many suppliers in this segment with relatively small market shares.

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

        French produced its first transmission case for the F-Series truck in November 1997 and reached full production for this component in the second half of 1998, meeting an accelerated launch schedule established by Ford. In 1998, French produced approximately 308,000 transmission cases and in 2000 French produced over 500,000 units. As a result of French's success with the F-Series truck transmission case and available capacity at its Gateway facility, Ford awarded French a contract to supply a portion of the transmission cases for the Ford Ranger truck and Explorer. French produced 500,000 of these transmission cases in 2000.

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

o Low Cost, Vertically-Integrated Manufacturer: French believes that its vertically-integrated operations and highly efficient manufacturing processes make it the lowest cost manufacturer of high volume automotive aluminum die cast components and assemblies in North America. The Company has captive aluminum smelting capabilities at its plants in Sheboygan, WI and Mexico and has installed smelting operations at its plant in Glasgow, KY. The smelting capabilities reduce overall material costs. In addition, French has in-house tool and die making capabilities which support its manufacturing operations. French works closely with its equipment vendors to design robust, highly customized equipment, which is specifically adapted to French's manufacturing processes. Given French's focus on high volume, long production run products, French is able to continuously enhance the efficiency of its equipment and improve its manufacturing processes, which has resulted in industry leading productivity, as measured by factors such as faster cycle times and reduced scrap rates and equipment down time.

o Value-Added Manufacturing Services: French believes that it has the most extensive machining and assembly capabilities among independent automotive aluminum die casters. These services increase the value-added content of its products and allows French to deliver production-line-ready components and assemblies, which are increasingly required by OEMs. Since many of French's competitors have limited machining and assembly capabilities, its capabilities provide French with a competitive advantage with respect to service and quality and enhance its profitability.

o Broad Range of Global Manufacturing Capabilities: The breadth of French's global manufacturing capabilities enables it to compete for virtually any automotive aluminum die casting business in the world. French produces components and assemblies ranging in weight from 0.5 to nearly 50 pounds with aluminum die casting machines that range in size, as measured in lock-up force, from 120 to 3,500 tons. With the acquisitions of JLF UK and Ansola, French now has the capability to design, engineer and manufacture in Europe as well as North America. French's global manufacturing capabilities represent a competitive advantage, as only a few suppliers can meet the full aluminum die casting requirements of OEMs and only one other independent supplier can meet these requirements globally.

o Advanced Product Design and Engineering Capabilities: French's extensive design and engineering capabilities have resulted in strong, collaborative customer relationships that typically begin when French provides input on the engineering of new or redesigned products. In 1997, Ford awarded French its Full-Service Supplier Status, which acknowledged French's contribution to Ford's design and engineering process and solidified French's continued involvement in design-stage engineering projects. French's Full-Service Supplier Status contributed to its selection by Ford to participate in the design process for the new I4/I5 world engine platform for Ford and Mazda. Over the last five years, French has not lost a production order relating to any product for which it was the design source.

o Well Positioned on High Volume Product Platforms: French is a supplier on many of the highest volume product platforms, including the top two and 12 of the top 20 selling vehicles in the U.S. in 2000. In addition, approximately half of French's 2000 North American sales were derived from products manufactured for light vehicles. In recent years, light vehicles have experienced greater sales growth than passenger cars. High volume light vehicle platforms and models on which French has content include the Ford F-Series and Ranger trucks, Explorer, Expedition and Windstar and the GM Silverado and S-10 trucks and Blazer. French also supplies products for high volume passenger cars including Ford's Taurus/Sable and Escort and GM's Cavalier/Sunfire and Malibu/Intrigue.

o Industry Leading Product Quality: French's customers recognize its high product quality and low levels of defective parts. Quality control begins during the smelting process with metallurgic analysis and continues through the manufacturing, machining and assembly processes through visual and automated quality inspections. All of French's facilities worldwide are ISO 9000 and QS-9000 certified. French is a Ford Q1 supplier.

BUSINESS STRATEGY

        French's strategic objective is to become the leading global supplier of aluminum die castings to OEMs. With the acquisitions of JLF UK, Ansola and JLF Mexico, French has the capability to globally manufacture a complete range of automotive aluminum die cast engine and drivetrain components and assemblies. Key elements of French's strategy include the following:

o Continue to Increase Large Aluminum Casting Business: French invested approximately $40 million in its Gateway facility over the past two years in order to meet Ford's need for a high quality, reliable supplier of transmission cases for its F-Series trucks. As a result of French's success in meeting Ford's accelerated launch schedule for these transmission cases, French was awarded transmission case business for the Ford Ranger and Explorer. French believes that it is well positioned to meet the demands of Ford, GM and other OEMs for larger aluminum castings, including additional transmission cases and engine blocks.

o Maximize Profitability of Acquired Operations: French believes that significant operating improvements remain to be realized at JLF UK, Ansola and Nelson and it has implemented several initiatives to maximize the profitability of these operations. Other major initiatives currently underway at JLF UK, Ansola and Nelson include:

o Improving cycle times to levels currently experienced at French, which will represent a substantial improvement from current levels;

o Increasing machining and assembly operations to levels currently performed at French, which will increase the value-added content of products;

o Manufacturing products for new European business which historically would have been produced in North America, at JLF UK and Ansola, which is expected to increase capacity utilization at these operations.

o Pursue Continuous Operating Improvements: French continuously seeks to enhance its manufacturing equipment and processes to maximize throughput, product quality and timeliness of delivery and to minimize scrap and equipment down time. Utilizing the expertise of French's manufacturing and engineering personnel, French regularly upgrades its production equipment and processes through substantial investments in both new equipment and modifications of existing equipment. The machinery used throughout French's manufacturing processes is robust and highly customized and, in conjunction with its maintenance program, allows French to operate with faster cycle times and to reduce scrap rates and equipment down time. This operating philosophy has allowed French to achieve productivity levels across all product lines that it believes are significantly higher than those of its competitors.

o Establish Relationships with New Customers: French seeks to diversify its customer base and increase volume by selectively pursuing relationships with new customers. Historically, French has focused on strengthening its relationships with Ford and GM. As French continues to expand globally and increase the range of castings it produces, French actively pursues relationships with other global OEMs. For example, in 1999 French obtained its first firm order from Audi and was awarded significant new programs for Opel which begin production in 2001.

o Design and Engineer High Value-Added Assemblies: French's technical design and engineering capabilities and its efficient manufacturing operations enable French to secure sole-source relationships for large, highly-engineered products, primarily assemblies that require machining and attachment of various parts. These products typically represent higher dollar content per vehicle and generate higher margins than non-machined or assembled components.

o Continue to Develop Global Supply Capabilities: To meet OEMs' increasing preference for full-service suppliers with global capabilities, French expanded its manufacturing operations into new geographic markets through its strategic acquisitions of JLF UK, Ansola and JLF Mexico. Continued global expansion is fundamental to French's strategy of becoming the leading supplier of aluminum die cast assemblies for OEMs world-wide. French anticipates that its future international expansion will occur in Latin America, the Asia-Pacific region and Europe.

PRODUCTS

        The following table sets forth the percentage of sales derived from the sale of certain products for the years ended December 31:

                     PERCENTAGE OF SALES BY PRODUCT CATEGORY

        Product Category                                                        2000        1999
        -----------------                                                       ----       ----
        Medium to Large Automotive Aluminum Die Castings
          Oil Pans............................................................   30%        32%
          Engine Front Covers.................................................    9%        18%
          Transmission Cases..................................................   14%        14%
          Other Medium to Large Aluminum Die Castings.........................   31%        10%
        Small Automotive Aluminum Die Castings................................   13%        21%
        Other Products........................................................    3%         5%
                                                                                ----       ----
            Total.............................................................  100%       100%
                                                                                ====       ====


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

        Other Medium to Large Automotive Aluminum Die Castings. The following are examples of high pressure aluminum die cast products: (1) Ladderframes. The ladderframe is an intermediate structure between the engine block and a stamped-steel oil pan. It provides similar structural integrity and harmonics characteristics as an aluminum oil pan. Its design incorporates a windage baffle which protects the lubrication of the crankshaft, replacing a stamped steel component. French began production of ladderframes in 1998. Ladderframes weigh approximately 11 pounds. (2) Cam Covers. The cam cover is the overhead housing for the camshaft. Cam covers range in weight from seven to eight pounds. (3) Water Pump Housings. The water pump housing forms the main body of the water pump, a mechanism that forces water through the engine block, cylinder head, intake manifold, hoses and radiator. Water pump housings weigh approximately three pounds. (4) FEAD Brackets. Front end accessory drive brackets which connect power steering, air conditioning and alternator assemblies to the engine block.

        Small Automotive Aluminum Die Castings. As a result of the acquisitions of JLF UK, Ansola and JLF Mexico, French generated approximately 13% of its 2000 sales from production of over 150 small automotive aluminum die cast components (generally weighing less than three pounds).

        Other Products. Also as a result of the acquisitions of JLF UK, Ansola and JLF Mexico, French generated approximately 3% of its 2000 sales from non-automotive aluminum die cast components, primarily small home appliances and white goods parts. French intends to phase-out all non-automotive product offerings over the next two to three years.

CUSTOMERS AND MARKETING

        The North American automotive market is dominated by GM, Ford and DaimlerChrysler, with Japanese and other foreign manufacturers accounting for approximately 20% of the market. French's principal customers include OEMs, Tier 1 automotive suppliers and, to a lesser extent, European white good manufacturers. Approximately 88% of French's 2000 sales were derived from OEMs, largely Ford and GM, which French supplies on a global basis. French's second largest category of customers is Tier 1 automotive suppliers, such as ACD Trident, Boge, Robert Bosch, Breed Technologies, Continental, Delphi Automotive Systems, American Axle, Happich, Lucas Varity, Knorr Brense, Nastech and Phoenix. Sales to these customers are made principally through French's European operations and represented approximately 9% of 2000 sales.

        The following is a summary of French's significant customers for each of the last three years:

                Customer                                2000         1999        1998
                --------                                ----         ----        ----
                Ford.................................    52%          54%         58%
                GM...................................    36%          28%         20%
                Tier 1 Suppliers.....................     9%          12%         16%
                Other................................     3%           6%          6%
                                                        ----         ----        ----
                  Total..............................   100%         100%        100%
                                                        ====         ====        ====


        Largely as a result of the acquisitions of JLF UK and Ansola, French derives a significant amount of its sales from outside of North America. Set forth below is a summary of sales to customers located in the following geographic regions for the years ended December 31:

             Region                                     2000        1999
             ------                                     ----        ----
             North America...........................    81%         70%
             Europe..................................    18%         30%
             Other...................................     1%         --
                                                        ----        ----
               Total.................................   100%        100%
                                                        ====        ====

        French's customers award contracts for a particular car or truck platform, which may include more than one model. Such contracts range from one year to the life of the platform, which is generally three to seven years, and do not require the purchase by the customer of any minimum number of units.

        The following table presents an overview of the major models for which French has orders to supply products on current vehicles:

Customer                     Component or Assembly                  Vehicle
--------                     ---------------------                  -------
OEMS:

  Ford                    Oil Pan, FEAD Bracket         Focus

                          2.5L Modular Oil Pan, FEAD    Contour/Mystique, Ranger, Mazda
                            Bracket, Bedplate

                          3.8/4.2L Oil Pan, Front       Mustang, F-Series, Windstar
                            Cover, Water Pump Housing,
                            FEAD Bracket

                          4.6L 4V Cam Cover             Mustang, Continental

                          3.0L Front Cover              Taurus/Sable, Ranger

                          3.0L Oil Pan, FEAD Bracket,   Taurus/Sable
                            Bedplate

                          4.6/5.4/6.8L Front Cover      Mustang, Town Car, Grand
                                                        Marquis/ Crown Victoria,
                                                        F-Series

                          2.0L Zetec FEAD Bracket       Focus, Contour, Mystique

                          4.0L FEAD Bracket             Explorer, Mountaineer

                          Transmission Case 4R100       F-Series

                          Transmission Case 4R70W       Ranger/Explorer, Mustang,
                                                        Crown Victoria/Grand Marquis,
                                                        Mark VIII, Town Car

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

                          Sigma Oil Pan                 Fiesta/Ka

                          1.3L HCS Oil Pan              Escort, Fiesta/Ka

                          Zetec Ladderframe             Mondeo, Contour/Mystique,
                                                        Fiesta/Ka

                          2.0/2.4/3.0L Cam Carrier      Light truck diesel engine

                          Brackets                      Various

                          Bearing Caps                  Various

Ford (Hungary, Brazil)    Housing for 1.1-2.9 KW        Various
                            starter motors

  Ford (Portugal)         Housing for airbag            Various
                            electronic control units

  Ford (Spain)            Bottom covers and heatsinks   Various
                            for electronic systems

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

  GM                      3.1L Oil Pan                  Century, Regal, Skylark,
                                                        Lumina, Cutlass, Achieva,
                                                        Grand Prix, Grand Am, Malibu,
                                                        Monte Carlo, Intrigue

                          2.4L Timing Chain Housing     Cavalier, Achieva, Skylark,
                                                        Grand Am, Sunfire

                          4.3L Oil Pan                  Van, Sports Van, Blazer,
                                                        Astro, GMT800, S-10, GMC
                                                        Jimmy, Vandura, Safari, Bravada

                          3.8L Oil Pan                  Camaro, Firebird, Riviera,
                                                        Park Avenue, Century, Regal

                          5.3L Oil Pan, FEAD Bracket,   GMT 800, Yukon, Silverado,
                            Axle Tube                   Sierra, Suburban, Tahoe, Denali

TIER 1 SUPPLIERS:

  ACD Trident             Motor subassembly components  Various

  Boge                    Vibration control cast        Various
                            mounts for engines

  Breed Technologies      Self-return safety belt       Various
                            spoolers

  Delphi Automotive       Steering system housings      Various GM
    Systems               and engine covers

  Happich                 Roof rack center brackets     Various Opel and Mercedes

  Knorr Brense            Braking systems               Various heavy trucks

  LucasVarity             Housings                      Various

  Nastech                 Steering column components    Various Volkswagen

  Phoenix                 Drive-shaft control mounts    Various

  Phoenix, Continental    Vibration-control cast        Opel Astra
                            mounts for engines and
                            gear boxes

  Robert Bosch            Electronic circuit housings   Various
                            (ABS, Airbag, etc.)

        French typically pursues new business opportunities that have the three key characteristics summarized below:

o High Volume Production, Long Production Runs. Production runs for French's targeted parts typically last seven years with desired production ranging from 16 to 24 hours a day, five to six days a week.

o Highly-Engineered Components with Extensive Machining and Assembly Requirements. Components requiring extensive machining operations and engineered assembly provide the opportunity for enhanced profitability because of the strength and efficiency of French's machining and assembly operations. French's ability to deliver production-line-ready components enhances its role in the production process while increasing French's importance to OEMs.

o Sole Source Supply Relationships. French typically does not pursue contracts which involve more than one supplier or internal OEM competition.

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

        Aluminum Smelting. French's manufacturing process begins with the smelting of aluminum. Smelting is the process of refining metal and altering its chemical composition by adding or removing elements. By having this expertise in-house, French is able to purchase lower grade, less expensive, scrap aluminum and refine it to a level suitable for high quality aluminum die castings. The Company has aluminum smelting capabilities at its plants in Sheboygan, WI, Glasgow, KY and Mexico, and is in the process of installing smelting operations in Spain and the UK. The potential financial benefit of adding secondary smelting capabilities at other plants is currently being reviewed. These operations currently melt purchased 380 grade aluminum for use in manufacturing.

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

EMPLOYEES

        As of December 31, 2000, the Company had approximately 4,100 employees. Overall, approximately 10% of French's employees are salaried and the balance are hourly. The Company's

Grandville, Michigan facility is party to a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Workers of America, UAW and its local #19, which expires in August 2001. In addition, several of the Company's European operations either recognize a union or have employees that are members of unions as individuals.

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

        The following table provides information regarding French's principal facilities:

                                                                       Approximate
                                                                     Square Footage
         Location                            Type                      Or Acreage           Interest
         --------                            ----                    --------------         --------
Sheboygan, Wisconsin.....      Operating Headquarters/Die Casting
                                 and Machining Plant (Taylor
                                 Drive)............................   260,000 sq. ft.       Owned

Sheboygan, Wisconsin.....      Die Casting and Machining Plant
                                 (Gateway).........................   240,000 sq. ft.       Owned

Grandville, Michigan.....      Die Casting and Machining Plant.....   217,000 sq. ft.       Owned
                               Warehouse...........................    59,000 sq. ft.       Leased

Glasgow, Kentucky........      Die Casting Plant...................   175,000 sq. ft.       Owned
                               Machining Plant.....................   172,000 sq. ft.       Leased
                               Warehouse...........................    10,000 sq. ft.       Leased
                               Warehouse...........................    20,000 sq. ft.       Leased

Benton Harbor, Michigan..      Die Casting, machining and
                                 warehouse.........................    67,000 sq. ft.       Leased

Witham, England..........      Administrative/Die Casting and
                                 Machining Plant...................   326,000 sq. ft.       Owned

Presteigne, Wales........      Die Casting Plant...................   145,000 sq. ft.       Owned

Cheshunt, England........      Die Casting Plant...................    45,000 sq. ft.       Leased

Birmingham, England......      Toolmaking Plant....................     8,000 sq. ft.       Owned

Brighouse, England.......      Toolmaking Plant....................     4,000 sq. ft.       Owned

San Andres de Echevarria,
  Spain..................      Administrative/Die Casting and
                                 Machining Plant and warehouse.....    68,000 sq. ft.       Owned

Saltillo, Mexico.........      Die Casting and Machining Plant.....    45,000 sq. ft.       Owned

        The Company also has sales and service offices located in Ashland, Ohio; Dearborn, Michigan; Chihuahua and Ramos Arizpe, Mexico; Sao Paulo, Brazil; Bridgend, England; Valencia, Spain; Cologne, Dusseldorf and Ingolstadt, Germany.

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

        As part of French's acquisition of Ansola, the sellers of Ansola agreed to indemnify the Company, subject to certain limitations, for environmental liabilities resulting from the sellers' operation of Ansola, including a specific indemnity for clean up of certain areas of contamination identified at the San Andres de Echevarria, Spain facility during French's due diligence. At the time French acquired Ansola, it estimated these costs to be $120,000, based on testing conducted by an internationally recognized environmental firm. An escrow was established in the amount of 230 million pesetas (about $1.6 million) to secure the sellers' environmental and other indemnification obligations. Actual clean up work was completed in 1999 at a cost of approximately $80,000 and a claim for indemnification was made. The escrow decreases in steps beginning in June 1999 and expires in July 2003, with 43% of the escrow, less French's claims for indemnification, having been released on June 30, 1999, 28% having been released on April 30, 2000 and the remainder to be released on July 31, 2003. Ansola received ISO 14001 certification in March 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of Stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        None.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data for French presented below for, and as of the end of the nine months ended December 31, 1996 and for each of the years in the four-year period ended December 31, 2000, is derived from J.L. French Automotive Castings, Inc.'s Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The financial statements at December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 and the auditor's report thereon are included elsewhere in this report. The selected financial data for French's predecessor for the three months ended March 31, 1996 have been derived from its unaudited combined financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and French's Financial Statements and Notes to Financial Statements, included elsewhere in this report.

                       Predecessor (1)                   Company
                       ---------------  ---------------------------------------------
                              Three       Nine
                             Months      Months             Years Ended
                              Ended       Ended             December 31,
                            March 31,   Dec. 31,   ----------------------------------
                              1996        1996      1997   1998(2)  1999(3)   2000(4)
                           ----------   --------    ----   -------  -------   -------
                                            (Dollars in thousands)
Statement of Operations
Data:

  Sales                     $34,517     $103,354  $161,755 $254,343 $351,829  $557,002
  Cost of sales              25,769       72,110   108,767  179,693  267,514   470,647
                            -------     --------   ------- -------- --------  --------
    Gross profit              8,748       31,244    52,988   74,650   84,315    86,355
  Selling, general and
    administrative expenses   2,610        3,359     5,649   16,802   19,577    25,544
  Recapitalization expenses      --           --        --       --   22,425        --

  Amortization of
     intangibles                 --       18,692    20,680   16,861   11,167    11,289
                            -------     --------   ------- -------- --------  --------
    Operating income          6,138        9,193    26,659   40,987   31,146    49,522
  Interest expense              350       11,973    13,981   20,533   37,326    62,538
                            -------     --------   ------- -------- --------  --------
    Income (loss) before
      income taxes and
      extraordinary item      5,788       (2,780)   12,678   20,454   (6,180)  (13,016)
  Provision (benefit)
      for income taxes           27       (1,126)    4,954    8,299     (595)   (3,542)
                            -------     --------   ------- -------- --------  --------
    Income (loss) before
      extraordinary item      5,761       (1,654)    7,724   12,155   (5,585)   (9,474)
  Extraordinary item             --           --        --      805    8,112        --
                            -------     --------   -------  ------- --------   -------
  Net income (loss)          $5,761     $(1,654)   $ 7,724  $11,350 $(13,697)  $(9,474)
                            =======     ========   =======  ======= ========   =======


                                                                 Company
                                          ------------------------------------------------------
                        Predecessor(1)                         December 31,
                          March 31,       ------------------------------------------------------
                             1996         1996         1997        1998         1999        2000
                         -----------      ----         ----        ----         ----        ----
                                          (Dollars in thousands)
Balance Sheet Data
  (at end of period):
    Working capital
      (deficit)           $ 20,162     $  23,698    $  23,894   $  22,233    $  15,366    $(16,723)
    Total assets            74,041       240,872      235,202     404,793      695,234     776,544
    Total debt              25,602       144,669      134,391     211,580      606,444     555,891
    Total stockholders'
      investment
      (deficit)             37,755        72,640       76,807     124,688      (41,593)     (7,669)


---------------------------------
(1) In April 1996, French was initially capitalized (prior thereto, the "Predecessor") in a transaction by an investor group led by Windward Capital Partners, L.P. Accordingly, the information provided for the three-month period ended March 31, 1996 is not comparable.

(2) Includes the results of operations of (i) JLF UK from January 12, 1998 and
    (ii) Ansola from April 30, 1998.

(3) Includes the results of operations of (i) JLF Mexico from August 17,1999 and
    (ii) Nelson from October 15, 1999.

(4) Includes the results of operations of JLF Benton Harbor from March 17, 2000.

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

        The contracts the Company enters into typically: (1) range from one year to the life of the platform, (2) are on a sole-source basis, (3) do not require the purchase by the customer of any minimum number of units, (4) are at fixed prices subject to annual price reductions or renegotiations and (5) provide for price adjustments related to changes in the cost of aluminum. The Company's sales are dependent on its customers' production schedules which, in turn, are dependent on retail sales of new automobiles and light trucks.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

        Sales. Sales increased to $557.0 million for the year ended December 31, 2000 from $351.8 million in 1999. Approximately $194 million of the increase resulted from the acquisitions of Nelson on October 1999. Foreign currency changes had the effect of reducing revenues by approximately $7 million for 2000. The remaining increase is the result of incremental new business, and the impact of increases in production by the Company's customers.

        Cost of Sales. Cost of sales increased by $203.1 million to $470.6 million in 2000 compared to $267.5 million in 1999. As a percentage of sales, cost of sales was 84.5% in 2000 compared to 76.0% in 1999. The decrease in gross margins was the result of lower margins from the acquired operations, principally Nelson Metals. The facilities acquired from Nelson Metals experienced excess labor, scrap and freight costs, particularly in the third and fourth quarters.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $19.6 million in 1999 to $25.5 million in 2000. The increase is due principally to incremental expenses related to the acquisitions. As a percent of sales, selling, general and administrative expenses decreased to 4.6% as compared to 5.6% in 1999.

        Amortization of Intangible Assets. Amortization expense increased from $11.2 million in 1999 to $11.3 million in 2000. Increased amortization from the acquisitions of Nelson and Shoreline were offset by reduced amortization of customer relationships. Goodwill is being amortized on a straight-line basis over 40 years.

        Interest Expense. Interest expense increased from $37.3 million in 1999 to $62.5 million in 2000. The increase is the result of higher interest rates and increased average amounts outstanding as a result of the Recapitalization and the acquisitions of Nelson.

        Provision (Benefit) for Income Taxes. The benefit for income taxes was at an effective rate of 27.2% in 2000 compared to 9.6% in 1999. The effective rates vary from the federal statutory rate principally as a result of state income taxes and non-deductible goodwill amortization.

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

        Cost of Sales. Cost of sales for 1999 increased by $87.8 million, or 48.9% , to $267.5 million from $179.7 million for 1998. Cost of sales as a percentage of sales was 76.0% for 1999 compared to 70.7% for 1998. While gross margins for 1999 were positively affected by (1) manufacturing process improvements, including increased productivity levels and reduced scrap rates, and (2) lower launch costs in 1999 due to the timing of the introduction of new products, these improvements were offset by (1) a decline in the European economy and related automotive production, (2) historically lower margins at Ansola, Inyecta Alum and Nelson, and (3) a change in product mix to produce more parts with slightly lower margins.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2000, the Company provided cash from operations of $49.6 million, compared to $19.5 million for 1999. Cash generated from operations before changes in working capital items was $38.6 million for 2000 compared to $32.3 million in 1999. Changes in working capital increased cash by $9.6 million during 2000 compared to a use of cash of $12.8 million in 1999. The increases in working capital are primarily the result of timing of cash receipts and cash payments.

Net cash used in investing activities was $108.6 million during 2000 compared to $222.8 million in 1999. Acquisitions totaled $5.6 million during 2000 as compared to $189.8 million for 1999. Capital expenditures totaled $102.9 million in 2000 and $33.0 million in 1999 and were primarily for equipment purchases related to new or replacement programs. Net cash provided by financing activities totaled $62.4 million for 2000 compared with $204.6 million in 1999.

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

In connection with the recapitalization, French and certain of its direct and indirect subsidiaries entered into the senior credit facility. On October 15, 1999, the Company amended and restated its senior credit facility in connection with its acquisition of Nelson to provide for an additional $100.0 million of available borrowings. Following the repayment of a portion of the indebtedness under the senior credit facility with the proceeds of the offering of the subordinated notes discussed below and following its amendment, the senior credit facility now consists of (a) approximately $187.5 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French,
(2) a pound sterling-denominated term loan to French in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million and (3) a pound sterling-denominated term loan to JLF UK in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million (collectively, the "tranche A term loan");
(b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. The amendment increased the dollar-denominated portion of the tranche A term loan from $70.0 million to $155.0 million and increased the revolving credit facility from $75.0 million to $90.0 million. In connection with the recapitalization, the Company borrowed $295.0 million under the senior credit facility. In connection with the acquisition of Nelson, the Company borrowed $100.0 million under the senior credit facility. As of December 31, 2000, the Company had available borrowings under the senior credit facility of approximately $47.3 million.

On November 30, 2000, the Company and its lenders amended the senior credit facility. The amendment adjusted certain restrictive covenants and the amortization schedule for the tranche A term loan.

As of December 31, 2000, rates on borrowings under the senior credit facility varied from 9.11% to 9.79%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

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

In addition, in connection with the acquisition of Nelson, the Company borrowed $30.0 million from Tower Automotive, Inc. in exchange for issuance of a 7.5% convertible subordinated promissory note due October 14, 2009. As discussed below this convertible note was converted into Class A-1 common stock.

On May 24, 2000, certain stockholders acquired 3,077 shares of Class A common stock, 463 shares of Class D-1 common stock, 497 shares of Class D-2 common stock and 240 shares of Class E stock. Total consideration to the Company was approximately $17.9 million.

On November 30, 2000 certain stockholders acquired 14,248 shares of nonvoting Class P common stock for total consideration to the Company of $60 million. The Class P common stock accrues dividends at an annual rate of 8% and the dividends are payable in cash at the time of redemption of the Class P common stock. The Class P common stock is mandatorily redeemable at the time of a sale of the Company, as defined. In addition, the holders of the Class P common stock may require the Company to redeem such shares at any time after December 15, 2009.

Concurrent with the transaction described above, Tower Automotive exchanged the Company's 7.5% convertible subordinated promissory note into 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues dividends at an annual rate of 7 1/2%. The dividends are convertible into shares of Class A common stock at a rate of $5,800 per share.

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

The Company manages its interest rate risk by balancing the amount of its fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2000, all of the Company's debt other than the outstanding notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $5.5 million.

The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company's interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 7.1%. The interest rate swap agreement matures December 31, 2001. The

Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of December 31, 2000 was a liability of $2.0 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

French adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. French has performed an analysis of this pronouncement and the adoption of SFAS No. 133 did not have a material impact on French's financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Market Risk" and "Foreign Currency Transactions" sections of
Item 7.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of French are hereby attached to this document beginning on page 37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to French's current directors and executive officers and their ages as of December 31, 2000:

Name                               Age      Principal Position(s)
----                               ---      ---------------------
S.A. ("Tony") Johnson............   60      Chairman and Director
Charles M. Waldon................   51      Vice Chairman and Director
David S. Hoyte...................   53      President, Chief Executive Officer and Director
Mark S. Burgess..................   41      Chief Financial Officer
Paul Buckley.....................   55      Managing Director of JLF UK
Thomas C. Dinolfo................   50      Treasurer
Juan Manuel Orbea................   48      General Manager of Ansola
Anthony A. Barone................   51      Director
Dugald K. Campbell...............   53      Director
A. Kipp Koester..................   62      Director
Carl E. Nelson...................   40      Vice President, Secretary and Director
Eric J. Rosen....................   39      Director
Karl F. Storrie..................   62      Director
Gary L. Swenson..................   63      Director
John L. Thomson..................   49      Director

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

        Charles M. Waldon has been a Director of French since April 1996. Mr. Waldon was named Vice Chairman of French on February 7, 2001. From April 1996 to February 2001, he served as President, Chief Executive Officer of French. Mr. Waldon joined J.L. French in 1983 and became Executive Vice President - Manufacturing in 1987. Prior to joining J.L. French, Mr. Waldon was employed for 16 years by GM in its aluminum die castings operations in Bedford, Indiana.

        David S. Hoyte has served as president and chief executive officer of French since February 7, 2001 and was elected a director on February 22, 2001. From 1997 to October 2000, Mr. Hoyte served as President of Arvin Industries Ride & Motion Control Products. From 1996 to 1997 he served as Vice President and Chief Improvement Officer of Arvin Industries. From 1995 to 1996, Mr. Hoyte was employed at IBM Corporation as a Vice President. From 1992 through 1995 he was Executive Vice President, Operations of Frigidaire Company and from 1987 to 1992 served as Vice President of Cummins Engine Company.

        Mark S. Burgess has served as Chief Financial Officer of French since November 6, 2000. From 1999 through October 2000 Mr. Burgess was president of Trailmobile Canada Limited. From 1990 through 1999 he served as Vice President and Chief Financial Officer of Trailmobile Corporation. From 1985 to 1990 Mr. Burgess was a Vice President at Chase Manhattan Bank.

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

        Thomas C. Dinolfo has served as Treasurer since April 1996 and as Chief Financial Officer from April 1996 to November 2000. Before joining J.L. French, Mr. Dinolfo was associated with Crucible Metals Corporation for ten years as corporate controller and prior to that time was employed by KPMG Peat Marwick.

        Juan Manuel Orbea has served as the General Manager of Ansola since 1977. From 1993 until 1998, Mr. Orbea served as Chairman of the Spanish Technical Association for the Development of Pressure Casting.

        Anthony A. Barone has served as a Director of French since November 30, 2000. He has served as Vice President and Chief Financial Officer of Tower Automotive, Inc. since May 1995. From 1984 to 1995, Mr. Barone served as Chief Financial Officer of O'Sullivan Corporation, a manufacturer of interior trim components for the automotive industry.

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

        Gary L. Swenson has served as a Director of French since December 2000. Mr. Swenson is President and Senior Managing Director of Windward Capital Partners, a $1.0 billion merchant banking fund, which was founded in 1994. Prior to founding Windward, Gary was an investment banker and a Managing Director at CS First Boston Corporation, an international investment banking firm with headquarters in New York City.

        John L. Thomson has served as a Director of French since November 2000. Mr. Thomson is a General Partner of Norwest Equity Partners. Prior to joining Norwest Equity Partners in 1984, Mr. Thomson was with Norwest Bank for 10 years, as an active leader in the management buyout marketplace.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth compensation information for 2000, 1999 and 1998 for French's chief executive officer and the four other executive officers of French who were its most highly compensated executive officers for that year ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                        ANNUAL COMPENSATION
                                                                     ----------------------------
                                                        SALARY       BONUS        OTHER ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION                             ($)(2)       ($)(2)    COMPENSATION($)(3)  COMPENSATION($)(4)
---------------------------                             ------       ------    ------------------  ------------------
Charles M. Waldon.........................    2000     $350,000     $     --      $ 2,286              $ 2,080
  Vice Chairman(1)                            1999      350,000      400,000        2,809                2,080
                                              1998      350,000      350,000        2,217                1,768

Paul Buckley..............................    2000      223,950        3,767       14,930               31,110
  Managing Director of JLF UK                 1999      241,500       57,303       16,100               33,548
                                              1998      212,018      299,688       10,303               51,990


Juan Manuel Orbea........................     2000      202,812           --        6,000                   --
  Managing Director of JLF Spain              1999      204,828           --        5,000                   --
                                              1998      179,876       33,333        5,000               35,767

Thomas C. Dinolfo........................     2000      195,000        3,738        5,634                2,080
  Treasurer                                   1999      186,462       65,268        4,225                2,080
                                              1998      171,417       55,339        3,716                1,768

Lowell E. Shoaf..........................     2000      219,615       23,738           --                2,080
  Technical Director(5)                       1999      199,384       18,512           --                2,080
                                              1998       80,000       11,784           --                1,768

------------------------------

(1) Mr. Waldon served as president and chief executive officer through February 7, 2001.

(2) Includes amounts deferred by employees under French's 401(k) employee savings plan, pursuant to Section 401(k) of the Internal Revenue Code.

        (3) The amounts disclosed in this column include amounts contributed by French to its 401(k) employees savings plan and profit sharing plan and dollar value of premiums paid by French for term life insurance on behalf of the Named Executive Officers.

(4)     Includes the value of personal benefits and perquisites.

(5)     Mr. Shoaf terminated his employment with the Company on March 23, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        French's authorized capital stock consists of nine classes of common stock designated as class A common stock, class A-1 common stock, class A-2 common stock, class B common stock, class C common stock, class D-1 common stock, class D-2 common stock, class E common stock and class P common stock. As of December 31, 2000, French had the following shares issued and outstanding (in each case, rounded to the nearest share): 13,276 shares of class A common stock, 7,124 shares of class A-1 common stock, 20,660 shares of class B common stock, 5,165 shares of class C common stock, 7,054 shares of class D-1 common stock, 7,314 shares of class D-2 common stock, 3,592 shares of class E common stock and 14,248 shares of class P common stock. French's outstanding classes of common stock generally differ with respect to dividend, liquidation preference and voting rights. The holders of each of French's outstanding classes of common stock are entitled to receive distributions, whether as a dividend, liquidating distribution or otherwise and whether in cash, property or securities, based on the relative priority of, and the aggregate number of shares of such class outstanding as a percentage of the total number of shares of common stock outstanding. These distributions will be allocated between the various classes as set forth in the Company's certificate of incorporation. Each outstanding share of common stock (other than shares of class D-2 common stock and the class P common stock, which are non-voting) is entitled to one vote on all matters submitted to a vote of stockholders. Except as otherwise required by the company's certificate of incorporation or applicable law, all of French's classes of voting common stock (other than the class D-2 common stock and the class P common stock) vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.

        The table below sets forth certain information regarding the equity ownership of French as of March 26, 2001 by: (1) each person or entity known by the Company to beneficially own five percent or more of a class of French's voting common stock, (2) each director and Named Executive Officer and (3) all of the Company's directors and executive officers as a group. Unless otherwise stated, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

                                                                                     Percent of
                                                         Number of     Percent of      Voting
Directors, Officers and 5% Stockholders        Class       Shares         Class        Power(1)
---------------------------------------      ---------   ---------     ----------    ----------
ONEX American Holdings LLC(2)(3)...........  Class B       20,660          100%          77%
                                             Class P        6,930           49%         (17)

J2R Partners III(4)........................  Class C        5,165          100%          (3)
                                             Class E        3,592          100%          (3)

Windward Entities(5).......................  Class A        6,093           46%          11%
                                             Class P        1,635           12%         (17)
The Northwestern Mutual Life
  Insurance Company(6).....................  Class D-1      4,876           69%          (3)
                                             Class P        1,636           12%         (17)

Robert W. Baird & Co. Entities(7)..........  Class D-1      1,950           28%          (3)
                                             Class P          654            5%         (17)

Norwest Equity Capital, L.L.C.(8)..........  Class D-2      4,388           60%          (3)
                                             Class P        1,472           10%         (17)

BancAmerica Capital Investors II, L.P.(9)..  Class D-2      2,926           40%          (3)
                                             Class P          981            7%         (17)

Tower Automotive, Inc.(10).................  Class A        2,578           33%          (3)
                                             Class A-1      7,124          100%          12%
                                             Class P          692            5%         (17)

S.A. Johnson(10)(11).......................  Class A          660            6%          (3)
                                             Class C        5,165          100%          (3)
                                             Class E        3,592          100%          (3)
                                             Class P          173            1%         (17)

Charles M. Waldon..........................  Class A          837            8%          (3)

David S. Hoyte(16).........................       --           --           --           --

Paul Buckley...............................  Class A          225            2%          (3)

Lowell E. Shoaf............................  Class A          170            2%          (3)

Anthony A. Barone..........................       --           --           --           --

Dugald K. Campbell(11)(14).................  Class A          112            1%          (3)
                                             Class C        5,165          100%          (3)
                                             Class E        3,592          100%          (3)

A. Kipp Koester(12)........................  Class D-1      4,876           69%          (3)
                                             Class P        1,636           12%         (17)

John L. Thomson(13)........................  Class D-2      4,388           60%          (3)
                                             Class P        1,472           10%         (17)

Carl E. Nelson(14).........................  Class A          160            *           (3)
                                             Class C        5,165          100%          (3)
                                             Class E        1,635          100%          (3)
                                             Class P           31            *          (17)

Eric J. Rosen(2)(3)(11)....................  Class B       20,660          100%          77%
                                             Class P        6,930           49%         (17)

Gary L. Swenson(15)........................  Class A        6,093           46%          11%
                                             Class P        1,635           12%         (17)

Karl F. Storrie(14)........................  Class A           83            *           (3)
                                             Class C        5,165          100%          (3)
                                             Class E        3,592          100%          (3)
All directors and officers as a group
  (15 persons).............................  All           42,536           --           75%

----------------------------
 *  Denotes less than one percent.

(1) Except as otherwise required by the Company's certificate of incorporation or applicable law, all of French's classes of voting common stock vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.

(2) ONEX American Holdings LLC ("ONEX AH LLC") has shared voting power over 43,654 shares of common stock (see footnote (3)). Mr. Rosen, a Director of French, is Managing Director of Onex Investment Corp. and, as a result, may be deemed to have beneficial ownership of the shares help by ONEX AH LLC. Mr. Rosen disclaims beneficial ownership of all shares of class B common stock owned by ONEX AH LLC. ONEX AH LLC and Onex Investment Corp. are both wholly owned subsidiaries of Onex. The address for ONEX AH LLC and Mr. Rosen is c/o Onex Investment Corp., 712 Fifth Avenue, 40th Floor, New York, New York 10019.

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

(5) Includes 477 shares of class A common stock and 128 shares of class P common stock owned by Windward/Metropolitan, L.L.C. and 5,616 shares of class A common stock and 1,507 shares of class P common stock held by Windward/Park WACI, L.L.C. (collectively, the "Windward Entities"). The Windward Entities, due to their common control, may be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. The address for each of the Windward Entities is c/o Windward Capital Partners, L.P., 1177 Avenues of the Americas, 42nd Floor, New York, New York 10036.

(6) The address for Northwestern Mutual Life is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. NML indirectly owns 64% of the outstanding capital stock of Robert W. Baird & Co. Incorporated.

(7) Shares of class D-1 common stock and class P common stock are owned by the following Robert W. Baird & Co. Entities:

                                        Class D-1         Class P
                                      Common Stock     Common Stock
                                      ------------     ------------
     Robert W. Baird & Co.                 583             --
     BCP II Affiliates Fund L.P.           301             43
     BCP II L.P.                           934            135
     BCP III Affiliates Fund L.P.           20             71
     BCP III Special Affiliates L.P.        14             50
     BCP III L.P.                           98            355
                                         -----            ---
                                         1,950            654
                                         =====            ===

     Collectively, the Robert W. Baird & Co. Entities, due to their common control, may be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. The address for the Robert W. Baird & Co. Entities is c/o Robert W. Baird & Co., 277 W. Monroe St., Suite 2100, Chicago, Illinois 60606.

(8) Norwest Equity Capital, L.L.C. is an affiliate of Norwest Equity Partners. The address for Norwest Equity Capital, L.L.C. is 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.

(9) The address for BancAmerica Capital Investors II, L.P. is 231 South LaSalle Street, 19th Floor, Chicago, Illinois 60697.

(10) The address for Tower is 5211 Cascade Road S.E., Suite 300, Grand Rapids, Michigan 49546. Messrs. Campbell and Johnson are members of the board of directors of Tower. Each of Messrs. Campbell and Johnson disclaims beneficial ownership of the shares owned by Tower.

(11) Includes 5,165 shares of class C common stock and 3,592 shares of class E common stock owned by J2R Partners III, of which Mr. Johnson is a general partner, and 660 shares of class A common stock and 173 shares of class P common stock owned by Mr. Johnson. The address for Mr. Johnson is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.

(12) Includes 4,876 shares of class D-1 common stock and 1,636 shares of class P common stock owned by Northwestern Mutual Life, of which Mr. Koester is a Managing Director. Mr. Koester disclaims beneficial ownership of the shares owned by Northwestern Mutual Life. The address for Mr. Koester is c/o Northwestern Mutual Life, 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

(13) Includes 4,388 shares of class D-2 common stock and 1,472 shares of class P common stock owned by Norwest Equity Capital, L.L.C., an affiliate of Norwest Equity Partners, of which Mr. Thomson is a General Partner. The address for Mr. Thomson is c/o Norwest Equity Partners, 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.

(14) Includes 5,165 shares of class C common stock and 3,592 shares of class E common stock owned by J2R Partners III, of which Messrs. Nelson, Campbell and Storrie are general partners. Each of Messrs. Nelson, Campbell and Storrie disclaims beneficial ownership of the shares owned by J2R Partners
     III. The address of each of them is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.

(15) Includes 6,093 shares of class A common stock and 1,636 shares of class P common stock owned by the Windward Entities of which Mr. Swenson is the President and Senior Managing Director. Mr. Swenson disclaims beneficial ownership of the shares owned by the Windward Entities. The address for Mr. Swenson is c/o Windward Capital Partners, L.P., 1177 Avenues of the Americas, 42nd Floor, New York, NY 10036.

(16) Mr. Hoyte was named president and chief executive officer on February 7, 2001 and was elected director on February 22, 2001.

(17) Class D-2 common stock and class P common stock are non-voting.

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

INVESTOR STOCKHOLDERS AGREEMENT

        French and each of its stockholders are parties to an investor stockholders agreement, dated as of April 21, 1999. Tower Automotive and Onex Advisor LLC and the other employees and affiliates of Onex who purchased shares of the Company's class A common stock in connection with French's financing of the acquisition of Nelson became parties to this stockholders agreement by executing joinder and rights agreements dated as of October 15, 1999. The stockholders agreement provides that the Company's board of directors will be established at seven directors and will be comprised of: (1) three representatives designated by J2R, two of whom shall be S.A. Johnson and Carl E. Nelson, (2) two representatives designated by Onex, which representatives shall be Eric J. Rosen and Charles M. Waldon, (3) one representative designated by Windward, which shall be Gary L. Swenson and (4) one representative designated by Northwestern Mutual Life, which shall be A. Kipp Koester. The parties to the stockholders agreement subsequently voted to increase the size of the Company's board of directors to eleven directors and have appointed Karl F. Storrie, Dugald K. Campbell, Anthony A. Barone and David S. Hoyte to fill these vacancies. In addition, each party to the stockholders agreement has agreed to consent to a sale of French if such sale is approved by the Company's board of directors.

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

MANAGEMENT STOCKHOLDERS AGREEMENT

        On July 16, 1999, the Company, Onex and members management who own shares of the Company's common stock, including Messrs. Waldon, Buckley, Ott, Orbea and Shoaf, entered into a management stockholders agreement. In July 1999 and December 1999, the Company sold 2,138 shares of French's class A common stock to its managers, representing approximately 4.0% of its outstanding common stock. The amount of management stock held by each of the Company's executive officers is as set forth in "Security Ownership of Certain Beneficial Owners and Management." Each management stockholder purchased such stock at a price of $4,212 per share, which is the per share amount paid by the equity investors in connection with the recapitalization. The agreement permits the management stockholders to borrow up to half of the purchase price of their stock being pledged to secure repayment of the loan.

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

PROMISSORY NOTE TO TOWER AUTOMOTIVE, INC.

        In connection with the financing of the Company's acquisition of Nelson, it borrowed $30.0 million from Tower Automotive, Inc. in exchange for the Company's issuance of a 7.5% convertible subordinated promissory note, due October 14, 2009. Messrs. Campbell and Johnson are members of both French's board of directors and the board of directors of Tower Automotive. Mr. Campbell is the president and chief executive officer of Tower Automotive and Mr. Barone is chief financial officer of Tower Automotive. On November 30, 2000, the 7.5% convertible promissory note was converted into 7,124 shares of Class A-1 common stock.

TRANSACTIONS WITH SIGNIFICANT STOCKHOLDERS

        In connection with the recapitalization, French paid Robert W. Baird & Co. an advisory fee of $2.5 million.

        Prior to the recapitalization, French made payments of $325,000 in 1998 to Windward for financial services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (A)     DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

                (1)     Financial Statements:

                        -       Report of Independent Public Accountants

                        -       Balance Sheets as of December 31, 2000 and 1999

                        - Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

                        - Statements of Stockholders' Investment for the Years Ended December 31, 2000, 1999 and 1998

                        - Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                        -       Notes to Financial Statements

                (2)     Financial Statement Schedules:

                        - Financial Statement Schedule II - Valuation and Qualifying Accounts

                (3)     Exhibits: See "Exhibit Index" beginning on page 35.

        (B)     REPORTS ON FORM 8-K

                On December 18, 2000, the Company filed a Form 8-K with respect to the amendment and restatement of the Company's certificate of incorporation and its senior credit facility.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date:  March 26, 2001                  By /s/ S.A. Johnson
                                         ---------------------------------------
                                          S.A. Johnson, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                Date
---------                           -----                                ----
/s/ S.A. Johnson                    Chairman and Director            March 26, 2001
-----------------------------
S.A. Johnson

/s/ David S. Hoyte                  President, Chief Executive       March 26, 2001
-----------------------------         Officer (Principal Executive
David S. Hoyte                        Officer) and Director

/s/ Charles M. Waldon               Vice Chairman and                March 26, 2001
-----------------------------         Director
Charles M. Waldon

/s/ Dugald K. Campbell              Director                         March 26, 2001
-----------------------------
Dugald K. Campbell

/s/ Anthony A. Barone               Director                         March 26, 2001
-----------------------------
Anthony A. Barone

/s/ A. Kipp Koester                 Director                         March 26, 2001
-----------------------------
A. Kipp Koester

/s/ John L. Thomson                 Director                         March 26, 2001
-----------------------------
John L. Thomson

/s/ Carl E. Nelson                  Director                         March 26, 2001
-----------------------------
Carl E. Nelson

/s/ Eric J. Rosen                   Director                         March 26, 2001
-----------------------------
Eric J. Rosen

/s/ Karl F. Storrie                 Director                         March 26, 2001
-----------------------------
Karl F. Storrie

/s/ Gary L. Swenson                 Director                         March 26, 2001
-----------------------------
Gary L. Swenson

/s/ Mark S. Burgess                 Chief Financial Officer          March 26, 2001
-----------------------------         (Principal Financial and
Mark S. Burgess                       Accounting Officer)

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                     Page Number in
                                                                                     Sequential
                                                                                     Numbering
                                                                                     of all Form 10-K
Exhibit                                                                              and Exhibit Pages
 3.1    Restated Certificate of Incorporation of J.L. French Automotive Castings,            *
        Inc., incorporated by reference to Exhibit 3.1 of the Registrant's Form
        S-4, Registration No. 333-84903 filed under the Securities Act of 1933
        (the "S-4") as amended pursuant to the First Amendment dated November
        30, 2000, incorporated by reference to Exhibit 3.1 of the Registrant's
        Form 8-K filed on December 18, 2000 under the Securities Exchange Act of
        1934 (the "December 2000 8-K").

 3.2    By-laws of J.L. French Automotive Castings, Inc., incorporated by reference          *
        to Exhibit 3.2 of the S-4.

 3.3    Restated Certificate of Incorporation of French Holdings, Inc., incorporated         *
        by reference to Exhibit 3.3 of the S-4.

 3.4    Amended and Restated By-laws of French Holdings, Inc., incorporated by               *
        reference to Exhibit 3.4 of the S-4.

 3.5    Articles of Incorporation of J.L. French Corporation, incorporated by                *
        reference to Exhibit 3.5 of the S-4.

 3.6    By-laws of J.L. French Corporation, incorporated by reference to                     *
        Exhibit 3.6 of the S-4.

 3.7    Articles of Incorporation of Allotech International, Inc., incorporated              *
        by reference to Exhibit 3.7 of the S-4.

 3.8    By-laws of Allotech International, Inc., incorporated by reference to                *
        Exhibit 3.8 of the S-4.

 4.1    Indenture, dated May 28, 1999, by and among J.L. French Automotive                   *
        Castings, Inc., the Subsidiary Guarantors and U.S. Bank Trust National
        Association, as trustee, incorporated by reference to Exhibit 4.1 of the S-4.

 4.2    Registration Rights Agreement, dated May 28, 1999, by and among J.L. French          *
        Automotive Castings, Inc., the Subsidiary Guarantors and the Initial
        Purchasers, incorporated by reference to Exhibit 4.2 of the S-4.

10.1    Amended and Restated Credit Agreement, dated October 15, 1999, among                 *
        J.L. French Automotive Castings, Inc., Automotive Components Investments
        Limited, Morris Ashby Limited, the several banks and other financial institutions from time to time parties to the agreement (the "Lenders"),
        Bank of America NT&SA, as syndication agent for the Lenders, Chase
        Manhattan International Limited, as administrative agent for the English
        Lenders, and the Chase Manhattan Bank, as administrative agent for the
        Lenders, incorporated by reference to Exhibit 10.1 of the S-4, as amended pursuant to the First Amendment dated as of November 27, 2000, incorporated by reference to Exhibit 10.1 of the December 2000 8-K.

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

10.5    Joinder and Rights Agreement, dated October 15, 1999, by and between J.L              *
        French Automotive Castings, Inc., Onex Advisor LLC and each of the other persons listed on the signature pages thereto, relating to the
        Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.5 of the S-4.

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

10.8**  Employment Agreement, dated April 1, 1997, by and between Morris Ashby                *
        plc and Paul A. Buckley, incorporated by reference to Exhibit 10.8 of the S-4.

10.9**  Employment Agreement, dated April 30, 1998, by and between Fundiciones                *
        Viuda de Ansola S.A. and Juan Manuel Orbea, incorporated by reference to
        Exhibit 10.9 of the S-4.

10.10** Employment Agreement, dated April 30, 1998, by and between Ansola                     *
        Acquisition Corporation, S.R.L. and Juan Manuel Orbea, incorporated by reference to Exhibit 10.10 of the S-4.

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

10.15   Stock Purchase Agreement, dated May 24, 2000, by and among J.L. French                __
        Automotive Castings, Inc., J2R Partners III and the stockholders listed on the signature pages thereto.

10.16   Stock Purchase Agreement, dated November 30, 2000, by and among J.L.                  __
        French Automotive Castings, Inc., Tower Automotive and the stockholders listed on the signature pages thereto.

----------------------------
*   Incorporated by reference.
**  Indicates compensatory arrangement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To J. L. French Automotive Castings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of J. L. French Automotive Castings, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. L. French Automotive Castings, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


Minneapolis, Minnesota,
February 2, 2001

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    2000           1999
                                                                    ----           ----
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $     6,053     $    4,900
  Accounts receivable, less reserve for doubtful accounts
    of $2,502 and $2,624                                            78,314         82,449
  Inventories                                                       40,546         36,979
  Other current assets                                              20,076         19,333
                                                               -----------     ----------
    Total current assets                                           144,989        143,661
PROPERTY, PLANT AND EQUIPMENT, NET                                 283,346        221,167
INTANGIBLE AND OTHER ASSETS, NET OF ACCUMULATED
  AMORTIZATION OF $77,568 AND $66,279                              348,209        330,406
                                                               -----------     ----------
                                                               $   776,544     $  695,234
                                                               ===========     ==========
          LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                             $    94,728     $   56,461
  Accrued liabilities                                               48,799         43,434
  Current portion of long-term debt                                 18,185         28,400
                                                               -----------     ----------
    Total current liabilities                                      161,712        128,295
LONG-TERM DEBT, NET OF CURRENT PORTION                             362,706        373,044
SUBORDINATED NOTES                                                 175,000        175,000
CONVERTIBLE SUBORDINATED NOTES                                          --         30,000
OTHER NONCURRENT LIABILITIES                                        24,795         30,488
                                                               -----------     ----------
    Total liabilities                                              724,213        736,827


COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

COMMON STOCK, CLASS P non-voting; par value $0.01; 20,000
  shares authorized; 14,248 and 0 shares issued and
  outstanding, mandatorily redeemable                               60,000             --

STOCKHOLDERS' INVESTMENT:
  Common stock, Class A; par value $0.01; 20,000 shares
    authorized; 13,276 and 10,249 shares issued and outstanding         --             --
  Common stock, Class A-1; par value $0.01; 10,000 shares
    authorized; 7,124 and 0 shares issued and outstanding               --             --
  Common stock, Class A-2; par value $0.01; 5,000 shares
    authorized; 0 shares issued and outstanding                         --             --
  Common stock, Class B; par value $0.01; 30,000 shares
    authorized; 20,660 and 20,660 shares issued and outstanding         --             --
  Common stock, Class C; par value $0.01; 6,000 shares
    authorized; 5,165 and 5,165 shares issued and outstanding           --             --
  Common stock, Class D-1; par value $0.01; 15,000 shares
    authorized; 7,054 and 6,590 shares issued and outstanding           --             --
  Common stock, Class D-2 non-voting; par value $0.01; 7,500 shares authorized; 7,314 and 6,817 shares issued and
    outstanding                                                         --             --
  Common stock, Class E; par value $0.01; 4,000 shares
    authorized; 3,592 and 3,352 shares issued and outstanding           --             --
  Additional paid-in capital                                        90,877         42,589
  Accumulated deficit                                              (92,886)       (82,824)
  Accumulated other comprehensive loss - foreign currency
     translation adjustment                                         (5,660)        (1,358)
                                                               -----------     ----------
    Total stockholders' deficit                                     (7,669)       (41,593)
                                                               -----------     ----------
                                                               $   776,544     $  695,234
                                                               ===========     ==========


        The accompanying notes are an integral part of these consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                                             Years Ended December 31,
                                                  ---------------------------------------------
                                                      2000            1999             1998
                                                      ----            ----             ----
Sales                                             $   557,002     $   351,829       $   254,343

Cost of sales                                         470,647         267,514           179,693
                                                  -----------     -----------       -----------

  Gross profit                                         86,355          84,315            74,650

Selling, general and administrative expenses           25,544          19,577            16,802

Recapitalization expense                                   --          22,425                --

Amortization of intangible assets                      11,289          11,167            16,861
                                                  -----------     -----------       -----------

  Operating income                                     49,522          31,146            40,987

Interest expense, net                                  62,538          37,326            20,533
                                                  -----------     -----------       -----------

  Income (loss) before income taxes and
    extraordinary loss                                (13,016)         (6,180)           20,454

Income tax provision (benefit)                         (3,542)           (595)            8,299
                                                  -----------     -----------       -----------

  Income (loss) before extraordinary loss              (9,474)         (5,585)           12,155

Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $5,407
  and $515                                                 --           8,112               805
                                                  -----------     -----------       -----------

    Net income (loss)                             $    (9,474)    $   (13,697)      $    11,350
                                                  ===========     ===========       ===========


        The accompanying notes are an integral part of these consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               Common Stock (Note 2)
                                   --------------------------------------------                  Retained    Accumulated
                                   Pre Recapitalization   Post Recapitalization    Additional    Earnings/    Other Com-
                                   --------------------------------------------     Paid-In    (Accumulated   prehensive
                                      Shares    Amount       Shares      Amount     Capital       Deficit)     Income       Total
                                      ------    ------       ------      ------    ----------  ------------  -----------    -----
BALANCE, December 31, 1997           69,545.74  $   --            --     $   --     $ 72,640      $  4,167     $    --     $ 76,807
 Comprehensive income -
    Net income                             --       --            --         --           --        11,350
    Foreign currency
     translation adjustment                --       --            --         --           --            --       1,430
        Total comprehensive income                                                                                          12,780
 Accretion of convertible
  redeemable Series A preferred
  stock to redemption value                --       --            --         --           --          (243)         --         (243)
 Dividends declared for
  convertible redeemable Series A
  preferred stock, $700 per share          --       --            --         --           --        (1,050)         --       (1,050)
 Sale of common stock at
  $3,672.89 per share                9,908.96       --            --         --       36,394            --          --       36,394
                                    ---------   -------    ---------     ------     --------      ---------    -------     --------
BALANCE, December 31, 1998          79,454.70       --            --         --      109,034        14,224       1,430      124,688
 Comprehensive income -
    Net loss                               --       --            --         --           --       (13,697)
    Foreign currency
     translation adjustment                --       --            --         --           --            --      (2,788)
        Total comprehensive loss                                                                                            (16,485)
 Accretion of convertible
  redeemable Series A preferred
  stock to redemption value                --       --            --         --           --           (67)         --          (67)
 Dividends declared for
  convertible redeemable Series A
  preferred stock, $700 per share          --       --            --         --           --          (263)         --         (263)
 Conversion of convertible
  redeemable Series A preferred
  stock to common stock              3,395.58       --            --         --           --            --          --           --
 Repurchase of Pre
  Recapitalization common
  stock, net                       (77,501.90)      --            --         --     (265,034)      (83,021)         --     (348,055)
 Conversion of Pre
  Recapitalization to Post
  Recapitalization common stock     (5,348.38)      --      5,348.38         --           --            --          --           --
 Sale of Post Recapitalization
 common stock                              --       --     37,037.36         --      156,000            --          --      156,000
 Issuance of common stock                  --       --      8,309.66         --       35,000            --          --       35,000
 Employee stock offering, net of
  subscriptions receivable (Note 2)        --       --      2,138.44         --        7,589            --          --        7,589
                                    ---------   -------    ---------     ------     --------      ---------    -------     --------
BALANCE, December 31, 1999                 --       --     52,833.84         --       42,589       (82,824)     (1,358)     (41,593)
Comprehensive income -
    Net loss                               --       --            --         --           --        (9,474)
    Foreign currency
     translation adjustment                --       --            --         --           --            --      (4,302)
        Total comprehensive loss                                                                                            (13,776)
 Employee stock offering, net of
  subscriptions receivable (Note 2)        --       --         85.64         --          360            --          --          360
Issuance of common stock                   --       --     11,315.30         --       47,886            --          --       47,886
Repurchase of common stock                 --       --        (50.08)        --         (146)           --          --         (146)
Dividends on Class A-1 and
 Class P stock                             --       --            --         --          188          (588)         --         (400)
                                    ---------   -------    ---------     ------     --------      ---------    -------     --------
BALANCE, December 31, 2000                 --   $   --     64,184.70     $   --     $ 90,877      $(92,886)    $(5,660)    $ (7,669)
                                    =========   =======    =========     ======     ========      =========    =======     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 Years Ended December 31,
                                                           -------------------------------------
                                                              2000          1999          1998
                                                              ----          ----          ----
OPERATING ACTIVITIES:
  Net income (loss)                                        $  (9,474)    $ (13,697)    $  11,350
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities-
     Depreciation and amortization                            48,439        36,695        36,037
     Subordinated notes discount accretion                        --           170           469
     Deferred income taxes                                      (355)        1,029         1,100
     Extraordinary loss                                           --         8,112           805
     Non cash dividends
     Change in other operating items:
       Accounts receivable                                     3,160         8,308       (12,197)
       Inventories                                            (4,200)       (7,897)       (1,377)
       Other current assets                                   (1,035)       (9,291)       (2,337)
       Accounts payable and accrued liabilities               12,269         1,197         5,662
       Other, net                                                746        (5,094)         (457)
                                                           ---------     ---------     ---------
          Net cash provided by operating activities           49,550        19,532        39,055
                                                           ---------     ---------     ---------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                          (5,614)     (189,815)      (74,778)
  Capital expenditures, net                                 (102,948)      (33,005)      (34,640)
                                                           ---------     ---------     ---------
          Net cash used for investing activities            (108,562)     (222,820)     (109,418)
                                                           ---------     ---------     ---------
FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities               559,812        49,740       197,273
  Repayments of revolving credit facilities                 (564,520)      (55,403)     (179,870)
  Long-term borrowings                                        19,967       719,843        74,474
  Repayment of long-term borrowings                          (29,216)     (324,227)      (64,157)
  Debt issuance costs                                         (1,287)      (19,354)       (3,193)
  Proceeds from sale of common stock                          77,740       198,589        36,394
  Redemption of common stock in connection with
    the Recapitalization                                          --      (360,339)           --
  Dividends paid on convertible redeemable Series A
    preferred stock                                               --          (525)       (1,050)
  Other, net                                                      --        (3,731)           --
                                                           ---------     ---------     ---------
          Net cash provided by financing activities           62,496       204,593        59,871
                                                           ---------     ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                (2,331)         (533)          182
NET CHANGE IN CASH AND CASH EQUIVALENTS                        1,153           772       (10,310)
CASH AND CASH EQUIVALENTS, beginning of period                 4,900         4,128        14,438
                                                           ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                   $   6,053     $   4,900     $   4,128
                                                           =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for-
    Interest                                               $  64,168     $  34,674     $  20,289
                                                           =========     =========     =========
    Income taxes                                           $   2,149     $   1,920     $   6,200
                                                           =========     =========     =========
NON-CASH FINANCING TRANSACTION:
  Conversion of convertible subordinated notes into
    Class A-1 Common Stock                                 $  30,000     $      --     $      --
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

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND BASIS OF PRESENTATION:

J. L. French Automotive Castings, Inc. (French) is an international designer and manufacturer of aluminum die cast components and assemblies for the global automotive industry. French's primary operating subsidiaries are French Holdings, Inc. (FHI), Nelson Metal Products Corporation (Nelson), Shoreline Industries, Inc. and its affiliate, Generation Machine, LLC (collectively, JLF Benton Harbor), J. L. French U.K. Ltd., formerly known as Morris Ashby Ltd. (JLF
UK), Fundiciones Viuda de Ansola, S.A. (Ansola), and J. L. French S. de R.L. de C.V. (JLF Mexico). French has manufacturing facilities located in Kentucky, Michigan, Wisconsin, Mexico, Spain and the United Kingdom.

2. RECAPITALIZATION AND COMMON STOCK:

On April 21, 1999, the Company completed a recapitalization transaction (the Recapitalization). Immediately prior to the Recapitalization, the Company had the following classes of common shares authorized and outstanding (Pre Recapitalization common stock):

                                        Shares                 Shares Issued
                Class                 Authorized              And Outstanding
                -----                 ----------              ---------------
        A, par value $0.0001            300,000                 60,492.73
        B, par value $0.0001             75,000                 16,016.36
        C, par value $0.0001             50,000                  2,651.05
        D, par value $0.0001             25,000                    294.56

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

In 1999, the Company sold 2,138.44 shares of Class A common stock to certain employees for aggregate proceeds of approximately $9.0 million. Approximately $1.4 million of this amount was financed through notes to the Company which bear interest at 9% and are due in 2004. The outstanding balance of these notes, $1.4 million at December 31, 2000 and December 31, 1999, is reflected as a reduction of additional paid-in capital in the accompanying consolidated statements of stockholders' investment and comprehensive income.

On May 24, 2000, certain stockholders acquired 3,077 shares of Class A common stock, 463 shares of Class D-1 common stock, 497 shares of Class D-2 common stock and 240 shares of Class E stock. Total consideration to the Company was approximately $17.9 million.

On November 30, 2000 certain stockholders acquired 14,248 shares of nonvoting Class P common stock for total consideration to the Company of $60 million. The Class P common stock accrues dividends at an annual rate of 8% and the dividends are payable in cash at the time of redemption of the Class P common stock. The Class P common stock is mandatorily redeemable at the time of a sale of the Company, as defined. In addition, the holders of the Class P common stock may require the Company to redeem such shares at any time after December 15, 2009. Accordingly, the Class P common stock is not included as a component of stockholders' investment. The Company accrued dividends of $400,000 for the year ended December 31, 2000, and these dividends are included in other non-current liabilities.

Concurrent with the transaction described above, the holder of the Company's 7 1/2% Convertible Subordinated Note (see Note 5) exchanged the note for 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues dividends at an annual rate of 7 1/2%. The dividends are convertible into shares of Class A common stock at a rate of $5,900 per share. Dividends of $188,000 were accrued for the year ended December 31, 2000 and these dividends are included in additional paid-in capital.

Following is a summary of transactions in the Pre Recapitalization common stock for the period from December 31, 1996 through April 21, 1999, the date of the Recapitalization:

                                   Class A               Class B              Class C             Class D
                               -----------------      ----------------    ----------------   -----------------
                               Shares     Amount      Shares    Amount    Shares    Amount   Shares     Amount
                               ------     ------      ------    ------    ------    ------   ------     ------
Balance, December 31,
  1996 and 1997               66,960.34   $  --      2,326.86   $  --      258.54   $  --        --     $  --
Conversion of Class A
  to Class B                 (13,944.85)     --     13,944.85      --          --      --        --        --
Conversion of Class B
  to Class C                         --      --     (2,326.86)     --    2,326.86      --        --        --
Conversion of Class C
  to Class D                         --      --            --      --     (258.54)     --    258.54        --
Sale of common
  stock at $3,672.89
  per share                    7,477.24      --      2,071.51      --      324.19      --     36.02        --
                             ----------   -----    ----------   -----   ---------   -----   -------     -----
Balance, December 31,
  1998                        60,492.73      --     16,016.36      --    2,651.05      --    294.56        --
Conversion of Class B,
  C and D to Class A          18,961.97            (16,016.36)     --   (2,651.05)     --   (294.56)       --
Conversion of Convertible
  Redeemable 7% Series A
  Preferred Stock
  to Class A                   3,395.58      --            --      --          --      --        --        --
Repurchase of Class A
  shares pursuant to the
  Recapitalization           (77,501.90)     --            --      --          --      --        --        --
Conversion of Class A
  shares to Post
  Recapitalization
  common stock                (5,348.38)     --            --      --          --      --        --        --
                             ----------   -----    ----------   -----   ---------   -----   -------     -----
Balance, April 21,
  1999                               --   $  --            --   $  --          --   $  --        --     $  --
                             ==========   =====    ==========   =====   =========   =====   =======     =====

Following is a summary of transactions in the Post Recapitalization common stock for the period from April 21, 1999 through December 31, 2000:

                                                          Number of Shares
                           ------------------------------------------------------------------------------
                           Class A   Class A-1    Class B     Class C    Class D-1    Class D-2   Class E
                           -------   ---------    -------     -------    ---------    ---------   -------
Shares outstanding,
  April 21, 1999                 --        --           --          --          --           --        --
Conversion of Pre
  Recapitalization
  common stock             5,348.38        --           --          --          --           --        --
Sale of Post
  Recapitalization
  common stock             1,650.06        --    17,099.89    4,274.97    5,509.97     5,699.99  2,802.48
Employee stock
  offering                 2,138.44        --           --          --          --           --        --
Sale of common
  stock (Note 6)           1,112.53        --     3,560.01      890.01    1,080.22     1,117.44    549.42
                          ---------  --------    ---------    --------    --------     --------  --------
Shares outstanding,
  December 31, 1999       10,249.41        --    20,659.90    5,164.98    6,590.19     6,817.43  3,351.90
Repurchase of common
  stock                      (50.08)       --           --          --          --           --        --
Sale of common stock       3,076.87  7,124.20           --          --      463.40       496.51    239.98
                          ---------  --------    ---------    --------    --------     --------  --------
Shares outstanding,
  December 31, 2000       13,276.20  7,124.20    20,659.90    5,164.98    7,053.59     7,313.94  3,591.88
                          =========  ========    =========    ========    ========     ========  ========


3. SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the financial statements of French and its subsidiaries, all of which are wholly owned (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents consist primarily of short-term money market instruments with Spanish financial institutions. Cash equivalents are stated at cost which approximates fair value.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) or average cost methods, which approximate current cost. Market is determined by the quoted price for comparable raw materials.

Inventories consisted of the following (in thousands):

                                                  December 31
                                              ------------------
                                              2000          1999
                                              ----          ----
          Raw materials                     $15,339        $14,172
          Work-in-process                    14,971         14,558
          Finished goods                     10,236          8,249
                                            -------        -------
                                            $40,546        $36,979
                                            =======        =======


OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

                                                  December 31
                                              ------------------
                                              2000          1999
                                              ----          ----
          Customer tooling-in-progress      $ 5,814        $10,300
          Deferred income tax assets         10,344          6,437
          Other                               3,918          2,596
                                            -------        -------
                                            $20,076        $19,333
                                            =======        =======

Customer tooling-in-progress represents costs incurred by the Company in the production of customer-owned tooling to be used by the Company in the manufacture of its products. The Company receives a specific purchase order for this tooling and is reimbursed by the customer for the cost of such tooling. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                                                   December 31
                                                                 ----------------
                                                                 2000        1999
                                                                 ----        ----
          Land and improvements                                $  7,431    $  5,888
          Buildings                                              78,114      47,501
          Machinery and equipment                               259,321     213,972
          Furniture, fixtures and other                           5,248       8,243
          Construction in progress                               27,410       7,032
                                                               --------    --------
                                                                377,524     282,636
          Less- Accumulated depreciation and amortization       (94,178)    (61,469)
                                                               --------    --------
          Net property, plant and equipment                    $283,346    $221,167
                                                               ========    ========

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the following estimated useful lives:

          Buildings and land improvements                             15 to 39 years
          Machinery and equipment                                      5 to 13 years
          Furniture and fixtures                                       3 to 10 years

The Company capitalizes interest cost as a component of the cost of construction in progress. Interest costs of $1,391,000, $237,000 and $210,000 were capitalized for the years ended December 31, 2000, 1999 and 1998. As of December 31, 2000, the Company had buildings and machinery under capital leases of $24.7 million. Accumulated amortization of these assets was $3.7 million as of December 31, 2000.

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following (in thousands):

                                                                    December 31
                                                                  ----------------
                                                                  2000        1999
                                                                  ----        ----
          Goodwill                                              $328,592    $304,650
          Customer relationships                                  52,946      52,946
          Debt issuance costs and other                           16,623      15,181
                                                                --------    --------
                                                                 398,161     372,777
          Less-Accumulated amortization                          (77,568)    (66,279)
                                                                --------    --------
            Net intangible assets                                320,593     306,498
          Deferred income tax assets, net                         27,616      23,908
                                                                --------    --------
            Total intangible and other assets                   $348,209    $330,406
                                                                ========    ========

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

ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                                                     December 31
                                                                   ---------------
                                                                   2000       1999
                                                                   ----       ----
          Compensation and benefits                              $11,847    $ 8,841
          Loss contracts                                          20,196      7,792
          Income taxes                                             3,127      4,639
          Die replacement                                             --      8,641
          Interest                                                 8,032      4,736
          Other                                                    5,597      8,785
                                                                 -------    -------
                                                                 $48,799    $43,434
                                                                 =======    =======

INCOME TAXES

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

REVENUE RECOGNITION AND SALES COMMITMENTS

The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements to produce products for its customers at the beginning of a given vehicle's production cycle. Once such agreements are entered into by the Company, fulfillment of the customer's purchasing requirements is the obligation of the Company for the entire production cycle of the vehicle, with terms averaging seven years. The Company has no intention to terminate such contracts. In certain instances, the Company is committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the Company's obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information. The remaining liability was approximately $36.5 million as of December 31, 2000 and $24.7 million as of December 31, 1999. Of these amounts, $16.3 million and $16.9 million are included in other noncurrent liabilities in the accompanying consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated into U.S. dollars using the year-end rates of exchange. Results of operations are translated at average rates prevailing throughout the period. Translation gains and losses are accumulated as a separate component of accumulated other comprehensive loss--foreign currency translation adjustment in stockholders' investment. Gains and losses resulting from foreign currency transactions are included in net income. Such gains or losses and related hedges are reported in the same manner as translation adjustments.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. French has performed an analysis of this pronouncement and the adoption of SFAS No. 133 did not have a material impact on French's financial position or results of operations.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Ultimate results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts previously reported in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on previously reported net income or stockholders' investment.

4. LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

                                                                     December 31
                                                                   ----------------
                                                                   2000        1999
                                                                   ----        ----
          Senior credit facility:
             Revolving credit facility, due April 2005,
               interest at prime plus 2.00% or LIBOR plus
               3.25% (9.11% at December 31, 2000)               $ 17,168      $ 23,183
             Tranche A term loan, due April 2005
               interest at prime plus 2.00% or LIBOR plus
               3.25% (9.54% at December 31, 2000)                163,210       187,943
             Tranche B term loan, due October 2006 interest
               at prime plus 2.25% or LIBOR plus
               3.50% (9.79% at December 31, 2000)                150,704       152,105
                                                                --------      --------
                  Total senior credit facility                   331,082       363,231
          Unsecured sterling loan notes                           23,655        25,963
          Peseta term loans                                       10,086         6,996
          Obligations under capital leases (Note 10)
             and other                                            16,068         5,254
                                                                --------      --------
                                                                 380,891       401,444
          Less- Current portion                                  (18,185)      (28,400)
                                                                --------      --------
                                                                $362,706      $373,044
                                                                ========      ========

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

On November 27, 2000 the Company and its lenders amended the senior credit facility to defer certain principal repayments scheduled for 2001 to future years and to amend certain financial covenants included in the credit agreement.

As of December 31, 2000, the total borrowing availability under the revolving credit facility was $47.3 million. As of December 31, 2000, the Company had outstanding standby letters of credit of $25.5 million which expire through January 2003. Borrowings under the tranche A and tranche B term loans are payable in quarterly installments. In addition, beginning with the year ended December 31, 2000, the Company is required to make mandatory prepayments of borrowings under the tranche A and tranche B term loans based on excess cash flow, as defined. No such prepayments are required in 2001.

The senior credit facility requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The senior credit facility also limits capital expenditures and cash dividends. Under the most restrictive covenants, the Company was unable to pay cash dividends as of December 31, 2000. The Company was in compliance with all covenants as of December 31, 2000. Borrowings under the senior credit facility are secured by all of the assets of French and its domestic subsidiaries and are guaranteed by all of French's domestic subsidiaries ("Guarantors").

In connection with the repayment of borrowings under the old credit facility on the date of the Recapitalization, the Company wrote off unamortized debt issue costs of approximately $9.4 million. The write off, net of income taxes, is included as an extraordinary loss in the accompanying statement of operations for the year ended December 31, 1999.

PESETA TERM LOANS

Peseta term loans represent borrowings by Ansola from Spanish banks. The loans were used by Ansola to finance capital expenditures and generally have restrictions that require approval prior to the disposal of assets. The loans have various payment terms and maturity dates from 2000 through 2005. The effective interest rate in 2000 was approximately 8%.

UNSECURED STERLING LOAN NOTES

In conjunction with the acquisition of JLF UK, unsecured Sterling loan notes were issued in exchange for certain shares acquired by the Company. The notes bear interest at 1% below LIBOR, with a minimum of 6.75%, and are payable in January 2003. The applicable interest rate was 6.75% at December 31, 2000. Each note holder may, as provided by British regulations, exercise an annual option to have the Company redeem the notes in the increments of (pound)10,000. The loan notes are guaranteed by letter of credit under the revolving credit facility which is due in April 2005.

AGGREGATE MATURITIES

The aggregate maturities of long-term debt, including obligations under capital leases, for each of the five years subsequent to December 31, 2000 are as follows (in thousands):

                                                        Amount
                                                        ------
          2001                                        $ 18,185
          2002                                          46,801
          2003                                          53,590
          2004                                          55,654
          2005                                          58,064
          2006 and thereafter                          148,597
                                                      --------
                                                      $380,891
                                                      ========

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

CONVERTIBLE SUBORDINATED NOTE

In connection with the acquisition of Nelson (Note 6), the Company borrowed $30 million pursuant to a convertible subordinated note issued to Tower Automotive, Inc. (Convertible Note). As discussed in Note 2, the Convertible Note was converted into 7,124.20 shares of Class A-1 common stock on November 30, 2000.

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

During 2000, the Company continued to gather information necessary to allocate the Nelson purchase price. In doing so, management determined that certain customer contract commitments that were in existence at the acquisition date will result in losses for a longer time frame than initially projected as efforts to reduce or mitigate these losses have not been successful to date. As a result, the initial estimate of the required reserve for loss contracts was increased by $32.7 million based on discounting expected future losses. As shipments of parts under these contracts are made, the loss contract reserve is reduced based on the per part loss. The reserve was reduced by $23.8 million for the year ended December 31, 2000. Interest expense recognized related to loss contracts was $2.9 million for the year ended December 31, 2000.

In March 2000, the Company formed JLF Benton Harbor to acquire all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate, Generation Machine, LLC. JLF Benton Harbor manufactures high pressure aluminum die cast components, principally for the automotive industry, from a facility in Benton Harbor, MI. Total consideration was approximately $5.6 million.

The acquisitions noted above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the respective dates of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Results of operations for the acquisitions noted above have been included in the accompanying consolidated financial statements since the respective dates of acquisition.

The following unaudited consolidated pro forma results of operations for the years ended December 31, 1999 and 1998 give effect to (i) the acquisitions of JLF UK, Ansola, JLF Mexico, Nelson and JLF Benton Harbor, (ii) the Recapitalization, and (iii) the subordinated note offering as if such transactions had occurred at the beginning of the period (in thousands):

                                                           Pro Forma for the Years Ended
                                                                   December 31
                                                           -----------------------------
                                                                  1999        1998
                                                                  ----        ----
          Revenues                                              $506,061    $394,099
          Operating income                                        58,432      17,750
          Net income (loss) before extraordinary item              6,037     (21,182)

The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

7. INCOME TAXES:

The summary of income before income taxes and extraordinary loss consisted of the following (in thousands):

                                             Years Ended December 31
                                             -----------------------
                                             2000      1999     1998
                                             ----      ----     ----
          Domestic                        $ (7,985)  $(4,109)  $19,432
          Foreign                           (5,031)   (2,071)    1,022
                                          --------   -------   -------
                      Total               $(13,016)  $(6,180)  $20,454
                                          ========   =======   =======

The provision (benefit) for income taxes consisted of the following (in thousands):


                                             Years Ended December 31
                                             -----------------------
                                             2000      1999     1998
                                             ----      ----     ----
          Current                         $ (2,615)  $(1,763)  $7,227
          Deferred                            (355)    1,029    1,100
          Foreign                             (572)      139      (28)
                                          --------   -------   -------
                      Total               $ (3,542)  $  (595)  $8,299
                                          ========   =======   ======

A summary of deferred income tax assets and liabilities is as follows (in thousands):

                                                                      December 31
                                                                    ---------------
                                                                    2000       1999
                                                                    ----       ----
          Deferred income tax assets:
             Accounts receivable                                  $ 1,221   $    798
             Inventories                                              125         76
             Vacation and other accruals                              305        373
             Employee benefit plans                                 4,140      2,152
             Amortization of intangible assets                      4,011      8,299
             Loss contracts                                        13,872      9,120
             State tax credit and net operating
               loss carryforwards                                   3,070      1,480
             Federal net operating loss carryforwards              22,487     10,902
                                                                  -------    -------
                      Total deferred income tax assets             49,231     33,200
          Deferred income tax liabilities--depreciation            (9,553)    (7,311)
          Valuation allowance                                      (1,718)    (1,131)
                                                                  -------    -------
                      Net deferred tax assets (liabilities)       $37,960    $24,758

Management has established valuation allowances for a portion of the state tax credit and state net operating loss carryforwards and a portion of the foreign net operating loss carryforwards as management is unable to conclude that it is more probable than not that sufficient taxable income will be generated in the necessary jurisdictions to fully realize these tax benefits.

A reconciliation of income taxes computed at the statutory rates to the reported income tax provisions is as follows:

                                                               Years Ended December 31
                                                               -----------------------
                                                               2000      1999     1998
                                                               ----      ----     ----
           Federal provision (benefit) at statutory rates     (35.0)%   (35.0)%   35.0%
           State tax provision, net of federal benefit         (1.8)     (9.2)     5.4
           Non-deductible goodwill                              8.0      11.0       --
           Non-deductible net operating loss carryforwards      7.0      18.3       --
           Foreign sales corporation                           (4.7)     (2.8)    (2.1)
           Other, net                                          (0.7)      8.1      2.3
                                                              ------    ------    ----
                                                              (27.2)%    (9.6)%   40.6%
                                                              ======    ======    ====

The Company has approximately $13 million of state tax credit carryforwards which expire through 2014, $32 million of state net operating loss carryforwards which expire between 2009 and 2020, $1 million of foreign net operating loss carryforwards which expire in 2014 and $69 million of federal net operating loss carryforwards which expire in 2020. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested.

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

The following is a summary of sales, based on location of production, and long-lived assets by geographic location (in thousands):

                                               Years Ended December 31,
                             ---------------------------------------------------------------
                                   2000                   1999                  1998
                             ------------------     -----------------     ------------------
                                        Long-                  Long-                  Long-
                                        Lived                  Lived                  Lived
                             Sales      Assets      Sales      Assets     Sales       Assets
                             -----      ------      -----      ------     -----       ------
    North America          $473,910    $194,350    $265,520   $154,324   $180,140    $ 79,703
    Europe                   83,092      88,996      86,309     66,843     74,203      67,802
                           --------    --------    --------   --------   --------    --------
                           $557,002    $283,346    $351,829   $221,167   $254,343    $147,505
                           ========    ========    ========   ========   ========    ========

Sales to customers in various geographic locations were as follows (in thousands):

                                          2000        1999        1998
                                          ----        ----        ----
          North America                  $452,964    $246,797    $158,523
          Europe                          102,546     104,451      93,121
          Other foreign locations           1,492         581       2,699
                                         --------    --------    --------
                                         $557,002    $351,829    $254,343
                                         ========    ========    ========

The following is a summary of the approximate composition by product category of the Company's sales (in thousands):

                                                         2000        1999        1998
                                                         ----        ----        ----
      Medium to large automotive aluminum die
       castings
        Oil pans                                       $167,535    $108,880    $ 99,194
        Engine front covers                              48,023      49,631      48,325
        Transmission cases                               75,969      49,625      22,891
        Other medium to large die castings              176,325      54,621      15,261
      Small automotive aluminum die castings             71,311      71,258      50,869
      Other products                                     17,839      17,814      17,803
                                                       --------    --------    --------
      Total                                            $557,002    $351,829    $254,343
                                                       ========    ========    ========

The Company sells its products directly to automobile manufacturers. Customers that accounted for a significant portion of consolidated sales for each of the three years in the period ended December 31, 2000 were as follows:

                                                  Years Ended
                                                  December 31
                                              -------------------
                                              2000   1999    1998
                                              ----   ----    ----
                     Ford                      52%    54%    58%
                     GM                        36     28     20

As of December 31, 2000 and 1999, receivables from these customers represented 64% and 69% of total accounts receivable, respectively.

9. EMPLOYEE BENEFIT PLANS:

The Company has a noncontributory defined contribution retirement plan covering certain U.S. employees after one year of service. Under the terms of the plan, contributions made by the Company are based on the number of hours worked by each participant. The Company's contribution for 1998 was at the rate of 85 cents per hour of qualified service, which increased to $1.00 in 1999 and 2000. The expense for the years ended December 31, 2000, 1999 and 1998 was $1.9 million, $1.7 million and $1.2 million, respectively.

The Company also sponsors a 401(k) savings plan covering substantially all U.S. employees. Company contributions under the 401(k) plan are equal to 50% of the first $150 contributed by each employee.

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

The change in benefit obligation and plan assets consisted of the following (in thousands):

                                                                               Postretirement
                                                                                  Benefits
                                                                                 Other Than
                                                    Pension Benefits           Pensions as of
                                                    as of December 31            December 31
                                                   ------------------         -----------------
   Change in Benefit Obligation                    2000          1999         2000         1999
   ----------------------------                    ----          ----         ----         ----
   Benefit obligation at beginning of
     the year                                   $  40,862     $  32,876     $  5,606      $   --
   Service cost                                     1,854         1,868          217          39
   Interest cost                                    2,340         1,893          495          65
   Actuarial gain                                    (499)           --           --          --
   Plan participants' contributions                   685           611           --          --
   Acquisition of Nelson                               --         4,832        1,019       5,554
   Benefits paid                                   (1,192)       (1,218)        (506)        (52)
   Foreign currency exchange rate changes          (2,728)           --           --          --
                                                ---------     ---------     --------      ------
   Benefit obligation at end of the year        $  41,322     $  40,862     $  6,831      $5,606
                                                =========     =========     ========      ======
   Change in Plan Assets
   Fair value of plan assets at beginning
     of the year                                $  36,719     $  24,755     $     --      $   --
   Actual return on plan assets                       (30)        5,838           --          --
   Employer contributions                           1,748         1,785          506          52
   Plan participants' contributions                   685           611           --          --
   Acquisition of Nelson                               --         4,948           --          --
   Benefits paid                                   (1,192)       (1,218)        (506)        (52)
   Foreign currency exchange rate changes          (2,434)           --           --          --
                                                ---------     ---------     --------      ------
   Fair value of plan assets at end of
     the year                                   $  35,496     $  36,719     $     --      $   --
                                                =========     =========     ========      ======

The funded status of the Company's plans is as follows (amounts in thousands):

                                                                             Postretirement
                                                                                Benefits
                                                                               Other Than
                                                  Pension Benefits           Pensions as of
                                                  As of December 31           December 31
                                                 ------------------        ------------------
                                                 2000         1999         2000         1999
                                                 ----         ----         ----         ----
   Funded status                              $   (5,826)  $   (4,143)   $  (7,221)  $  (5,606)
   Unrecognized actuarial loss                     4,793        2,373          390          --
                                              ----------   ----------    ---------   ---------
   Accrued benefit cost                       $   (1,033)  $   (1,770)   $  (6,831)  $  (5,606)
                                              ==========   ==========    =========   =========

The following assumptions were used to account for the plan assets:

                                                                                Postretirement
                                                                                   Benefits
                                                                                  Other Than
                                              Pension Benefits for the          Pensions as of
                                               Years Ended December 31            December 31
                                              ------------------------        ------------------
                                                  2000         1999           2000          1999
                                                  ----         ----           ----          ----
   Discount rate                                 5.5-7.0%     5.5-7.0%        7.75%         7.00%
   Expected return on plan assets                8.0-9.0%     8.0-9.0%          --            --
   Rate of compensation increases                0.0-4.0%     0.0-4.0%          --            --

The components of net periodic benefit costs are as follows (in thousands):

                                                                               Postretirement
                                                                                  Benefits
                                                                                 Other Than
                                         Pension Benefits for the              Pensions as of
                                         Years Ended December 31                 December 31
                                       ------------------------------         -----------------
                                       2000          1999        1998         2000         1999
                                       ----          ----        ----         ----         ----
   Service cost                     $   1,854     $   1,868   $   1,827      $   217      $   39
   Interest cost                        2,340         1,893       1,983          495          65
   Expected return on plan assets      (3,171)       (2,237)     (1,976)          --          --
   Other                                   --           185          --           --          --
                                    ---------     ---------   ---------      -------      ------
     Net periodic benefit costs     $   1,023     $   1,709   $   1,834      $   712      $  104
                                    =========     =========   =========      =======      ======

For measurement purposes, a 6.2% annual rate of increase in the per capita cost of health care benefits was assumed for 2000, decreasing to 4.5% in 2004 and remaining constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                    One Percentage     One Percentage
                                                                    Point Increase     Point Decrease
                                                                    --------------     --------------
     Effect on total of service and interest cost components            $    90          $    76
                                                                        -------          -------
     Effect on the postretirement benefit obligation                    $   710          $   615
                                                                        =======          =======

10. LEASES:

The Company is obligated at December 31, 2000 under various capital leases for certain machinery and equipment, including vehicles, that expire at various dates through 2006. Amortization of assets held under capital leases is included in depreciation expense.

The Company also leases buildings, vehicles, machinery and equipment under noncancelable operating leases expiring on various dates through 2005. Total rent expense from operating leases, including month-to-month leases, was $4.2 million, $1.1 million and $852,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Aggregate future minimum lease payments as of December 31, 2000 relating to capital leases and noncancelable operating leases with an initial term in excess of one year are as follows (in thousands):

                                                                             Capital   Operating
                                                                              Leases     Leases
                                                                             -------   ---------
          2001                                                               $ 2,626    $ 2,698
          2002                                                                 2,453      2,510
          2003                                                                 2,298      2,328
          2004                                                                 1,876      1,968
          2005                                                                 1,025        622
          Thereafter                                                             545        332
                                                                              -------   -------
                  Total minimum lease payments                                10,823    $10,458
                                                                                        =======
          Less- Amount representing interest (rates from 4% to 8%)               967
                                                                             -------
                  Present value of net minimum capital lease
                     payments                                                  9,856
          Less- Current installments of obligations under capital leases       2,392
                                                                             -------
                  Obligations under capital leases, excluding
                     current installments                                    $ 7,464
                                                                             =======

11. RELATED-PARTY TRANSACTIONS:

The Company paid approximately $1.1 million and $333,000 for management, financial and administrative services to an affiliate, Hidden Creek Industries ("Hidden Creek") for the years ended December 31, 2000 and 1999, respectively. In addition, Hidden Creek received fees for the consummation of the Recapitalization, the offering of the Subordinated Notes and the acquisition of Nelson in the aggregate amount of approximately $5.3 million for services provided in structuring, negotiating and financing these transactions in the year ended December 31, 1999.

The Company paid $325,000 of financial advisory fees to Windward Capital Partners, L.P., an entity affiliated through common ownership, in the year ended December 31, 1998.

12. FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the revolving credit facilities approximate fair value, because of the short maturity of these instruments. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities. As of December 31, 2000 and 1999, the fair value of the Company's long-term senior debt was determined to be the same as the carrying amount. Based on quoted market values, the fair value of the Subordinated Notes was determined to be $175 million at December 31, 1999 and $94.5 million at December 31, 2000.

The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company's interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 7.1%. The interest rate swap agreement matures December 31, 2002. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of December 31, 2000 was a liability of $2.0 million.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a condensed summary of actual quarterly results of operations for 2000 and 1999 (in thousands):

                                                           OPERATING       NET
                                              GROSS         INCOME        INCOME
                                  SALES       PROFIT        (LOSS)        (LOSS)

          2000:
            First                $152,078     $ 29,498     $  20,722     $  3,382
            Second                145,031       26,927        17,685        1,374
            Third                 125,011       15,106         5,630       (6,513)
            Fourth                134,882       14,824         5,485       (7,717)
                                 --------     --------     ---------     --------
                                 $557,002     $ 86,355     $  49,522     $ (9,474)
                                 ========     ========     =========     ========
          1999:
            First                $ 75,304     $ 20,639     $  12,925     $  4,728
            Second                 78,164       21,644        (7,526)     (17,895)
            Third                  75,251       16,972         8,069       (1,733)
            Fourth                123,110       25,060        17,678        1,203
                                 --------     --------     ---------     --------
                                 $351,829     $ 84,315     $  31,146     $(13,697)
                                 ========     ========     =========     ========

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

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)


                             J.L. FRENCH
                              AUTOMOTIVE                 NON-
                               CASTINGS,  GUARANTOR   GUARANTOR
                                 INC.     COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                             -----------  ---------   ---------   ------------  ------------
Revenues                       $     --   $467,851     $ 89,151    $      --     $ 557,002
Cost of sales                        --    396,271       74,376           --       470,647
                               --------   --------     --------    ---------     ---------
  Gross profit                       --     71,580       14,775           --        86,355
Selling, general and
 administrative expenses          1,088     12,884       11,572           --        25,544
Amortization of intangible
 assets                             389      8,965        1,935           --        11,289
                               --------   --------     --------    ---------     ---------
  Operating income (loss)        (1,477)    49,731        1,268           --        49,522
Interest expense                 30,818     25,421        6,299           --        62,538
                               --------   --------     --------    ---------     ---------
  Income (loss) before
    income taxes and equity
    in earnings (losses)
    of subsidiaries             (32,295)    24,310       (5,031)          --       (13,016)
Provision (benefit) for
    income taxes                (12,689)     9,486         (339)          --        (3,542)
Equity in earnings (losses)
    of subsidiaries              10,132         --           --      (10,132)           --
                               --------   --------     --------    ---------     ---------
  Net income (loss)            $ (9,474)  $ 14,824     $ (4,692)   $ (10,132)    $  (9,474)
                               ========   ========     ========    =========     =========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                 AUTOMOTIVE                NON-
                                 CASTINGS,   GUARANTOR  GUARANTOR
                                    INC.     COMPANIES  COMPANIES  ELIMINATIONS CONSOLIDATED
                                -----------  ---------  ---------  ------------ ------------
OPERATING ACTIVITIES:
 Net income (loss)              $ (9,474)    $ 14,824   $ (4,692)   $(10,132)    $  (9,474)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities -
   Depreciation and
     amortization                    120       37,446     10,873          --        48,439
   Other non-cash items             (727)          --        372          --          (355)
   Earnings of subsidiaries      (10,132)          --         --      10,132            --
   Changes in other operating
     items                       (14,317)      13,020     12,237          --        10,940
                                --------     --------   --------    --------     ---------
   Net cash provided by (used
     in) operating activities    (34,530)      65,290     18,790          --        49,550
                                --------     --------   --------    --------     ---------
INVESTING ACTIVITIES:
 Acquisitions, net                (5,623)      (5,614)        --       5,623        (5,614)
 Capital expenditures, net            --      (66,023)   (36,925)         --      (102,948)
                                --------     --------   --------    --------     ---------
     Net cash provided by
       (used for) investing
       activities                 (5,623)     (71,637)   (36,925)      5,623      (108,562)
                                --------     --------   --------    --------     ---------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities              475,300           --     84,512          --       559,812
 Repayments on revolving
  credit facilities             (490,400)          --    (74,120)         --      (564,520)
 Long-term borrowings                 --        1,403     18,564          --        19,967
 Repayment of long-term
  borrowings                     (21,570)        (541)    (7,105)         --       (29,216)
 Other financing activities       (1,287)          --         --          --        (1,287)
 Capital investment               77,740        5,623         --      (5,623)       77,740
                                --------     --------   --------    --------     ---------
     Net cash provided by
      (used for) financing
      activities                  39,783        6,485     21,851      (5,623)       62,496
                                --------     --------   --------    --------     ---------
EFFECT OF EXCHANGE
 RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                 --           --     (2,331)         --        (2,331)
                                --------     --------   --------    --------     ---------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS               (370)         138      1,385          --         1,153
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                392          665      3,843          --         4,900
                                --------     --------   --------    --------     ---------
  End of period                 $     22     $    803   $  5,228    $     --     $   6,053
                                ========     ========   ========    ========     =========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
        CONSOLIDATING BALANCE SHEETS FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                 AUTOMOTIVE                NON-
                                 CASTINGS,   GUARANTOR  GUARANTOR
                                    INC.     COMPANIES  COMPANIES  ELIMINATIONS CONSOLIDATED
                                -----------  ---------  ---------  ------------ ------------
           Assets
           ------
Current assets:
 Cash and cash equivalents        $     22    $    803  $   5,228   $       --   $  6,053
 Accounts receivable, net               --      51,285     27,029           --     78,314
 Inventories                            --      29,830     10,716           --     40,546
 Other current assets                   --      13,661      6,415           --     20,076
                                  --------    --------  ---------   ----------   --------
  Total current assets                  22      95,579     49,388           --    144,989
                                  --------    --------  ---------   ----------   --------
Property, plant and equipment,
 net                                    --     185,208     98,138           --    283,346
Investment in subsidiaries         367,926          --         --     (367,926)        --
Intangible and other assets         21,361     266,088     60,760           --    348,209
                                  --------    --------  ---------   ----------   --------
                                  $386,309    $546,875  $ 208,286   $ (367,926)  $776,544
                                  ========    ========  =========   ==========   ========
Liabilities and Stockholders'
         Investment
----------------------------
Current liabilities:
  Accounts payable                $    302    $ 68,547  $  25,879   $       --   $ 94,728
  Accrued liabilities                4,596      36,797      7,406           --     48,799
  Current portion of long-
    term debt                       10,779       1,113      6,293           --     18,185
                                  --------    --------  ---------   ----------   --------
    Total current liabilities       15,677     106,457     39,578           --    161,712
                                  --------    --------  ---------   ----------   --------
Long-term debt                     422,730      41,997     72,979           --    537,706
Other non-current liabilities           --      19,029      5,766           --     24,795
Intercompany payables             (107,111)     79,648     27,463           --         --
                                  --------    --------  ---------   ----------   --------
  Total liabilities                331,296     247,131    145,786           --    724,213
                                  --------    --------  ---------   ----------   --------
Class P common stock                60,000          --         --           --     60,000
Stockholders investment:
  Common stock                          --          --         --           --         --
  Additional paid-in capital        90,887     259,808     71,446     (331,254)    90,877
  Retained earnings                (92,886)     39,936     (6,264)     (33,672)   (92,886)
  Accumulated other compre-
   hensive loss                     (2,978)         --     (2,682)          --     (5,660)
                                  --------    --------  ---------   ----------   --------
  Total stockholders'
   investment                       (4,987)    299,744     62,500     (364,926)    (7,669)
                                  --------    --------  ---------   ----------   --------
                                  $386,309    $546,875  $ 208,286   $ (364,926)  $776,544
                                  ========    ========  =========   ==========   ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                 AUTOMOTIVE                NON-
                                 CASTINGS,   GUARANTOR  GUARANTOR
                                    INC.     COMPANIES  COMPANIES  ELIMINATIONS CONSOLIDATED
                                -----------  ---------  ---------  ------------ ------------
Revenues                        $       --   $262,757   $  89,072   $      --    $ 351,829
Cost of sales                           --    194,757      72,757          --      267,514
                                ----------   --------   ---------   ---------    ---------
  Gross profit                          --     68,000      16,315          --       84,315
Selling, general and
 administrative expenses               549      8,747      10,281          --       19,577
Recapitalization expense             4,413     16,793       1,219          --       22,425
Amortization of intangible
 assets                                 27     10,246         894          --       11,167
                                ----------   --------   ---------   ---------    ---------
  Operating income                  (4,989)    32,214       3,921          --       31,146
Interest expense                    14,960     16,372       5,994          --       37,326
                                ----------   --------   ---------   ---------    ---------
  Income before income taxes,
   equity in earnings (losses)
   of subsidiaries and extra-
   ordinary loss                   (19,949)    15,842      (2,073)         --       (6,180)
Provision (benefit) for
 income taxes                       (1,921)     1,525        (199)         --         (595)
Equity in earnings (losses)
 of subsidiaries                     8,417         --          --      (8,417)          --
                                ----------   --------   ---------   ---------    ---------
  Income (loss) before
    extraordinary item              (9,611)    14,317      (1,874)     (8,417)      (5,585)
Extraordinary loss                   4,086      4,026          --          --        8,112
                                ----------   --------   ---------   ---------    ---------
  Net income (loss)             $  (13,697)  $ 10,291   $  (1,874)  $  (8,417)   $ (13,697)
                                ==========   ========   =========   =========    =========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                 AUTOMOTIVE                NON-
                                 CASTINGS,   GUARANTOR  GUARANTOR
                                    INC.     COMPANIES  COMPANIES  ELIMINATIONS CONSOLIDATED
                                -----------  ---------  ---------  ------------ ------------
OPERATING ACTIVITIES:
 Net income (loss)              $ (13,697)   $  10,291   $ (1,874)  $  (8,417)    $ (13,697)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities -
   Depreciation and
     amortization                      27       26,979      9,689          --        36,695
   Other non-cash items             6,982        2,667       (338)         --         9,311
   Earnings of subsidiaries        (8,417)          --         --       8,417            --
   Changes in other operating
    activities                   (154,517)     124,654     17,086          --       (12,777)
                                ---------    ---------   --------   ---------     ---------
    Net cash provided by
     (used for) operating
     activities                  (169,622)     164,591     24,563          --        19,532
                                ---------    ---------   --------   ---------     ---------
INVESTING ACTIVITIES:
 Acquisitions, net               (189,909)    (174,951    (14,864)    189,909      (189,815)
 Capital expenditures, net             --      (22,502)   (10,503)         --       (33,005)
                                ---------    ---------   --------   ---------     ---------
     Net cash provided by
     (used for) investing
      activities                 (189,909)    (197,453)   (25,367)    189,909      (222,820)
                                ---------    ---------   --------   ---------     ---------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                15,100        1,000     33,640          --        49,740
 Repayments on revolving
  credit facilities                    --      (16,000)   (39,403)         --       (55,403)
 Long-term borrowings             697,491           --     22,352          --       719,843
 Repayment of long-term
  borrowings                     (170,000)    (126,648)   (27,579)         --      (324,227)
 Other financing activities       (20,940)         (36)    (2,634)         --       (23,610)
 Recapitalization                (360,339)          --         --          --      (360,339)
 Capital investment               198,589      174,951     14,958    (189,909)      198,589
                                ---------    ---------   --------   ---------     ---------
     Net cash provided by
      (used for) financing
      activities                  359,901       33,267      1,334    (189,909)      204,593
                                ---------    ---------   --------   ---------     ---------
EFFECT OF EXCHANGE
 RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                  --           --       (533)         --          (533)
                                ---------    ---------   --------   ---------     ---------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                 370          405         (3)         --           772
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                  22          260      3,846          --         4,128
                                ---------    ---------   --------   ---------     ---------
  End of period                 $     392    $     665   $  3,843   $      --     $   4,900
                                =========    =========   ========   =========     =========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
        CONSOLIDATING BALANCE SHEETS FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                 AUTOMOTIVE                NON-
                                 CASTINGS,   GUARANTOR  GUARANTOR
                                    INC.     COMPANIES  COMPANIES  ELIMINATIONS CONSOLIDATED
                                -----------  ---------  ---------  ------------ ------------
           Assets
           ------
Current assets:
 Cash and cash equivalents      $    392    $    665    $   3,843    $      --   $  4,900
 Accounts receivable, net             --      58,676       23,773           --     82,449
 Inventories                          --      28,225        8,754           --     36,979
 Other current assets             (3,882)     17,536        5,679           --     19,333
                                --------    --------    ---------    ---------   --------
  Total current assets            (3,490)    105,102       42,049           --    143,661
 Property, plant and equipment,
  net                                 --     145,664       75,503           --    221,167
 Investment in subsidiaries      336,324          --           --     (336,324)        --
 Intangible and other assets      30,558     232,237       67,611           --    330,406
                                --------    --------    ---------    ---------   --------
                                $363,392    $483,003    $ 185,163    $(336,324)  $695,234
                                ========    ========    =========    =========   ========
Liabilities and Stockholders'
         Investment
-----------------------------
Current liabilities:
  Accounts payable              $     --    $ 35,255    $  21,478    $    (272)  $ 56,461
  Accrued liabilities              7,556      29,640        6,238           --     43,434
  Current portion of long-
   term debt                      21,689         126        6,585           --     28,400
                                --------    --------    ---------    ---------   --------
    Total current liabilities     29,245      65,021       34,301         (272)   128,295
                                --------    --------    ---------    ---------   --------
Long-term debt                   520,934       1,104       56,006           --    578,044
Other non-current liabilities      4,366      18,994        7,128           --     30,488
Intercompany                    (149,857)    113,000       36,585          272         --
                                --------    --------    ---------    ---------   --------
  Total liabilities              404,688     198,119      134,020           --    736,827
 Stockholders' investment:
  Common stock                        --          --           --           --         --
  Additional paid-in capital      42,589     259,808       52,975     (312,783)    42,589
  Retained earnings              (82,824)     25,112       (1,571)     (23,541)   (82,824)
  Accumulated other
   comprehensive loss             (1,061)        (36)        (261)          --     (1,358)
                                --------    --------    ---------    ---------   --------
  Total stockholders'
   investment                    (41,296)    284,884       51,143     (336,324)   (41,593)
                                --------    --------    ---------    ---------   --------
                                $363,392    $483,003    $ 185,163    $(336,324)  $695,234
                                ========    ========    =========    =========   ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                              J.L. FRENCH
                               AUTOMOTIVE                   NON-
                               CASTINGS,      GUARANTOR   GUARANTOR
                                  INC.        COMPANIES   COMPANIES  ELIMINATIONS CONSOLIDATED
                              -----------     ---------   ---------  ------------ ------------
Revenues                        $    --        $180,140    $74,203     $     --    $254,343
Cost of sales                        --         124,580     55,113           --     179,693
                                -------        --------    -------     --------    --------
  Gross profit                       --          55,560     19,090           --      74,650
Selling, general and
 administrative expenses            193           6,817      9,792           --      16,802
Amortization of intangible
 assets                              20          15,234      1,607           --      16,861
                                -------        --------    -------     --------    --------
  Operating income                 (213)         33,509      7,691           --      40,987
Interest expense                    (32)         13,896      6,669           --      20,533
                                -------        --------    -------     --------    --------
  Income before income
   taxes, equity in earnings
   (losses) of subsidiaries
   and extra-ordinary loss         (181)         19,613      1,022           --      20,454
Provision (benefit) for
 income taxes                       (65)          7,649        715           --       8,299
Equity in earnings (losses)
 of subsidiaries                 11,466              --         --      (11,466)         --
                                -------        --------    -------     --------    --------
  Income before
    extraordinary loss           11,350          11,964        307      (11,466)     12,155
Extraordinary loss                   --             805         --           --         805
                                -------        --------    -------     --------    --------
  Net income (loss)             $11,350        $ 11,159    $   307     $(11,466)   $ 11,350
                                =======        ========    =======     ========    ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                               J.L. FRENCH
                                AUTOMOTIVE                   NON-
                                CASTINGS,    GUARANTOR   GUARANTOR
                                   INC.      COMPANIES   COMPANIES  ELIMINATIONS CONSOLIDATED
                               -----------   ---------   ---------  ------------ ------------
OPERATING ACTIVITIES:
 Net income (loss)              $ 11,350     $ 11,159    $    307     $(11,466)    $  11,350
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities -
   Depreciation and
     amortization                     20       27,933       8,084           --        36,037
   Other non-cash items              104        1,527         743           --         2,374
   Earnings of subsidiaries      (11,466)          --          --       11,466            --
   Changes in other operating
    activities                     6,743      (29,055)     11,392          214       (10,706)
                                --------     --------     -------     --------     ---------
   Net cash provided by
    operating activities           6,751       11,564      20,526          214        39,055
                                --------     --------     -------     --------     ---------
INVESTING ACTIVITIES:
 Acquisitions, net               (38,965)          --     (74,085)      38,272       (74,778)
 Capital expenditures, net            --      (26,033)     (8,607)          --       (34,640)
                                --------     --------     -------     --------     ---------
     Net cash provided by
       (used for) investing
       activities                (38,965)     (26,033)    (82,692)      38,272      (109,418)
                                --------     --------     -------     --------     ---------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                   --       56,300     140,973           --       197,273
 Repayments on revolving
  credit facilities                   --      (41,300)   (138,570)          --      (179,870)
 Long-term borrowings                 --       45,000      29,474           --        74,474
 Repayment of long-term
  borrowings                          --      (59,625)     (4,532)          --       (64,157)
 Other financing activities       (4,243)          --          --           --        (4,243)
 Capital investment               36,395           --      38,018      (38,019)       36,394
                                --------     --------    --------     --------     ---------
     Net cash provided by
      (used for) financing
      activities                  32,152          375      65,363      (38,019)       59,871
                                --------     --------    --------     --------     ---------
EFFECT OF EXCHANGE
 RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                 --           --         649         (467)          182
                                --------     --------    --------     --------     ---------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                (62)     (14,094)      3,846           --       (10,310)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                 84       14,354          --           --        14,438
                                --------     --------    --------     --------     ---------
  End of period                 $     22     $    260    $  3,846     $     --     $   4,128

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                       For the Years Ended December 31,
                                                      ----------------------------------
                                                      2000           1999           1998
                                                      ----           ----           ----
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Balance, at beginning of year                   $    2,624     $   1,353     $      553
         Additions charged to income                     556           912            945
         Other additions (1)                               0           909              0
         Write-offs, net of recoveries                  (678)         (550)          (145)
                                                  ----------     ---------     ----------
  Balance, at end of year                         $    2,502     $   2,624     $    1,353
                                                  ==========     =========     ==========

RESERVE FOR LOSS CONTRACTS:

  Balance, at beginning of year                   $   24,632     $       0     $        0
         Additions charged to income                   2,872             0              0
         Other additions (1)                          32,744        27,632              0
         Utilizations                                (23,758)       (3,000)             0
                                                  ----------     ---------     ----------
  Balance, at end of year                         $   36,490     $  24,632     $        0



Notes:

(1) Allowance for doubtful accounts and reserves were assumed in the 1999 acquisition of Nelson Metal Products Corporation.