Form 10-Q
period 2001-03-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2001-05-15
CIK 1091601

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                       Commission file number 333-84903-1


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                   13-3983670
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

             4508 IDS CENTER
         MINNEAPOLIS, MINNESOTA                               55402
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (612) 332-2335
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X               No
                               ---                ---

The number of shares outstanding of the Registrant's common stock at April 15, 2001 was 13,276 shares of Class A common stock, 7,124 shares of Class A-1 common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock and 14,248 shares of Class P common stock.


================================================================================

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         QUARTERLY FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
    Condensed Consolidated Statements of Operations (unaudited) for the
    Three Months Ended March 31, 2001 and 2000                                 3

    Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited)
    and December 31, 2000                                                      4

    Condensed Consolidated Statements of Cash Flows (unaudited) for the
    Three Months Ended March 31, 2001 and 2000                                 5

    Notes to Condensed Consolidated Financial Statements (unaudited)           6

    Management's Discussion and Analysis of Financial Condition and Results
    of Operations                                                             15

ITEM 1 - FINANCIAL INFORMATION


                 J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         2001              2000
                                                      ----------        ----------
Sales                                                 $  134,556        $  152,078

Cost of sales                                            118,143           122,580
                                                      ----------        ----------

       Gross profit                                       16,413            29,498

Selling, general and administrative expenses               7,731             6,303

Amortization expense                                       2,862             2,473
                                                      ----------        ----------

       Operating income                                    5,820            20,722

Interest expense and other, net                           14,180            15,080
                                                      ----------        ----------

       Income (loss) before provision
       (benefit) for income taxes                         (8,360)            5,642

Provision (benefit) for income taxes                      (2,996)            2,260
                                                      ----------        ----------

       Net income (loss)                              $   (5,364)       $    3,382
                                                      ==========        ==========










              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (AMOUNTS IN THOUSANDS)

                                                           March 31,         December 31,
                        Assets                                2001               2000
-------------------------------------------------------    -----------       ------------
                                                           (unaudited)
Current assets:
      Cash and cash equivalents                            $     2,131        $     6,053

      Accounts receivable, net                                  70,969             78,314
      Inventories                                               33,612             40,546
      Other current assets                                      21,815             20,076
                                                           -----------        -----------
           Total current assets                                128,527            144,989

Property, plant and equipment, net                             276,915            283,346
Intangible and other assets, net                               350,572            348,209
                                                           -----------        -----------
                                                           $   756,014        $   776,544
                                                           ===========        ===========

        Liabilities and Stockholders' Deficit
-------------------------------------------------------

Current liabilities:
      Current maturities of long-term debt                 $    21,856        $    18,185
      Accounts payable                                          84,820             94,728
      Accrued liabilities                                       49,477             48,799
                                                           -----------        -----------
           Total current liabilities                           156,153            161,712

Long-term debt, net of current maturities                      357,653            362,706
Subordinated notes                                             175,000            175,000
Other noncurrent liabilities                                    27,601             24,795
                                                           -----------        -----------
            Total liabilities                                  716,407            724,213
                                                           -----------        -----------

Redeemable common stock                                         60,000             60,000

Stockholders' deficit:
      Common stock                                                  --                 --
      Additional paid-in capital                                91,439             90,877
      Accumulated deficit                                     (100,016)           (92,886)
      Accumulated other comprehensive loss                     (11,816)            (5,660)
                                                           -----------        -----------
           Total stockholders' deficit                         (20,393)            (7,669)
                                                           -----------        -----------
                                                           $   756,014        $   776,544
                                                           ===========        ===========


                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      2001           2000
                                                                  -----------     ----------
OPERATING ACTIVITIES:
     Net income (loss)                                            $    (5,364)         3,382
     Adjustments to reconcile net income to net cash
     provided by
       (used for) operating activities -
        Depreciation and amortization                                  13,634         11,354
        Changes in other operating items                               (4,943)       (14,830)
                                                                  -----------     ----------

           Net cash provided by (used for) operating
             activities                                                 3,327            (94)
                                                                  -----------     ----------

INVESTING ACTIVITIES:
     Acquisitions, net                                                     --         (5,614)
     Capital expenditures, net                                         (9,174)       (18,129)
                                                                  -----------     ----------

        Net cash used for investing activities                         (9,174)       (23,743)
                                                                  -----------     ----------

FINANCING ACTIVITIES:
     Revolving credit facility borrowings                               6,000         89,106
     Repayments on revolving credit facility borrowings                  (713)       (53,680)
     Long-term borrowings                                               2,201          2,303
     Repayment of other borrowings                                     (4,951)        (9,713)
     Other                                                                 82             --
                                                                  -----------     ----------
        Net cash provided by financing activities                       2,619         28,016
                                                                  -----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                   (694)           (67)
                                                                  -----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (3,922)         4,112

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                6,053          4,900
                                                                  -----------     ----------

     End of period                                                $     2,131     $    9,012
                                                                  ===========     ==========






              The accompanying notes are an integral part of these
                       condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by J.L. French Automotive Castings, Inc. ("French" or the "Company") without audit. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    Sales and operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. The following presents comprehensive income, defined as changes in the stockholders' deficit of the Company, for the three month periods ended March 31, 2001 and 2000 (in thousands):

                                          Three Months Ended March 31,
                                          ----------------------------
                                               2001           2000
                                            ----------     ---------
    Net income (loss)                       $  (5,364)     $   3,382
    Change in cumulative translation           (4,099)           (71)
      adjustment
    Cumulative effect of adoption of
      SFAS No. 133                             (1,223)            --
    Unrealized loss on derivative
      instrument                                 (834)            --
                                            ---------      ---------
    Comprehensive income (loss)             $ (11,520)     $   3,311
                                            =========      =========


3. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    At January 1, 2001, the Company had an interest rate swap agreement on $75 million of long-term debt. The swap agreement, which expires in December 2003, has been designated as, and meets the criteria for cash flow hedges. Initial adoption of SFAS No. 133 resulted in the recording of a liability for the fair value of the swap agreement of $2.0 million, with the offset recorded in equity as a component of accumulated other comprehensive loss, net of taxes $1.3 million. At March 31, 2001, the fair value of the interest rate swap was a liability of $3.3 million.

4.  Inventories consisted of the following (in thousands):

                                  March 31,          Dec. 31,
                                     2001              2000
                                 -----------       -----------
         Raw materials           $    15,855       $    15,339
         Work-in-process              10,096            14,971
         Finished goods                7,661            10,236
                                 -----------       -----------
                                 $    33,612       $    40,546
                                 ===========       ===========


5.  Long-term debt consisted of the following (in thousands):

                                                           March 31,       December 31,
                                                             2001              2000
                                                         -------------    -------------
         Senior Credit Facility:
           Revolving credit facility                     $      21,692    $      17,168
           Tranche A term loan                                 159,389          163,210
           Tranche B term loan                                 150,504          150,704
                                                         -------------    -------------
               Total senior credit facility                    331,585          331,082
         Other, net                                             47,924           49,809
                                                         -------------    -------------
                                                               379,509          380,891
         Less-current maturities                               (21,856)         (18,185)
                                                         -------------    -------------
             Total long-term debt                        $     357,653    $     362,706
                                                         =============    =============


    The Company and certain of its direct and indirect subsidiaries have a senior credit facility that provides a tranche A term loan, a tranche B term loan and revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of March 31, 2001, there were outstanding borrowings under the revolving credit facility of $21.7 million and outstanding letters of credit of $23.0 million.

    As of March 31, 2001, rates on borrowings under the senior credit facility varied from 8.32% to 8.97%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors"). The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at March 31, 2001.

    Other long-term debt consists principally of obligations under capital leases and term loans of the Company's foreign subsidiaries.

6. In March 2000, the Company acquired all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate, Generation Machine, LLC (collectively, "Shoreline"). Shoreline manufactures high pressure aluminum die cast components, principally for the automotive industry, from a facility in Benton Harbor, MI. Total consideration was approximately $5.6 million. The pro forma effects of the acquisition of Shoreline are not material.

    The acquisition of Shoreline was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Results of operations for Shoreline have been included in the accompanying consolidated financial statements since the date of the acquisition.

7.      Supplemental cash flow information (in thousands):

                            Three Months Ended March 31,
                            ----------------------------
                                 2001           2000
                              ---------      ---------
     Cash paid for -
          Interest            $   5,691      $  12,720
          Income taxes              279            899


8. As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract comitments that existed at the acquisition date that will result in future losses. At December 31, 2000 the liability for those losses was $36.5 million. For the three months ended March 31, 2001, the liability was reduced by $5.6 million due to sales of products subject to those contracts, offset by an interest charge of $0.5 million. The reserve for loss contracts at March 31, 2001 consisted of a $20.2 million current liability and $11.2 million of long-term liability.

9. Following is a summary of activity in the accumulated deficit account for the three months ended March 31, 2001 and 2000 (in thousands):

                                        Three Months Ended March 31,
                                        ----------------------------
                                            2001             2000
                                        ------------     -----------
       Beginning balance                $   (92,886)     $  (82,824)
       Net income (loss)                     (5,364)          3,382
       Dividends                             (1,766)             --
       Ending balance                   -----------      ----------
                                        $  (100,016)     $  (79,442)
                                        ===========      ==========



    The Company accrued dividends of approximately $1,200,000 on the outstanding Class P common stock for the three months ended March 31, 2001 and these dividends are included in other non-current liabilities. The Company accrued dividends of approximately $566,000 on the outstanding Class A-1 common stock for the three months ended March 31, 2001 and these dividends are included in additional paid-in capital.

10. The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's businesses. Each Guarantor is a direct wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11 1/2% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor Companies are the Company's foreign subsidiaries, which include JLF UK, Ansola and JLF Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material.

10. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                             J.L. FRENCH
                              AUTOMOTIVE                 NON-
                              CASTINGS,   GUARANTOR   GUARANTOR
                                 INC.     COMPANIES   COMPANIES   ELIMINATIONS CONSOLIDATED
                             -----------  ---------   ----------  ------------ ------------
OPERATIONS:

Sales                        $       --   $ 110,053   $  24,503   $        --   $  134,556
Cost of sales                        --      97,594      20,549            --      118,143
                             ----------   ---------   ---------   -----------   ----------
  Gross profit                       --      12,459       3,954            --       16,413
Selling, general and
 administrative expenses            705       3,728       3,298            --        7,731
Amortization expense                 25       2,421         416            --        2,862
                             ----------   ---------   ---------   -----------   ----------

  Operating income (loss)          (730)      6,310         240            --        5,820
Interest expense                  6,869       5,822       1,489            --       14,180
                             ----------   ---------   ---------   -----------   ----------

  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                  (7,599)        488      (1,249)           --       (8,360)
Provision (benefit) for
income taxes                     (2,888)         14        (122)           --       (2,996)
Equity in earnings (losses)
    of subsidiaries                (653)         --          --           653           --
                             ----------   ---------   ---------   -----------   ----------

  Net income (loss)          $   (5,364)  $     474   $  (1,127)  $       653   $   (5,364)
                             ==========   =========   =========   ===========   ==========

RETAINED EARNINGS:

Beginning balance            $ (125,905)  $  39,935   $  (6,263)  $      (653)  $  (92,886)
Net income (loss)                (5,364)        474      (1,127)          653       (5,364)
Dividends                        (1,766)         --          --            --       (1,766)
                             ----------   ---------   ---------   -----------   ----------
Ending balance               $ (133,035)  $  40,409   $  (7,390)  $        --   $ (100,016)
                             ==========   =========   =========   ===========   ==========


10. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                   J.L. FRENCH
                                    AUTOMOTIVE                 NON-
                                     CASTINGS,   GUARANTOR   GUARANTOR
                                       INC.      COMPANIES   COMPANIES    ELIMINATIONS  CONSOLIDATED
                                   ------------  ---------   ----------   ------------  ------------
OPERATING ACTIVITIES:
 Net income (loss)                  $  (5,364)   $     474   $  (1,127)     $     653    $   (5,364)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities -
  Depreciation and amortization            26       10,993       2,615             --        13,634
   (Income) loss from invest-
     ment in subsidiaries                 653           --          --           (653)           --
   Changes in other operating
    activities                          1,355       (6,595)        297             --        (4,943)
                                    ---------    ---------   ---------      ---------    ----------
   Net cash provided by
(used for) operating items             (3,330)       4,872       1,785             --         3,327
                                    ---------    ---------   ---------      ---------    ----------
INVESTING ACTIVITIES:
 Capital expenditures, net                 --       (4,650)     (4,524)            --        (9,174)
                                    ---------    ---------   ---------      ---------    ----------
     Net cash used for
        investing activities               --       (4,650)     (4,524)            --        (9,174)
                                    ---------    ---------   ---------      ---------    ----------
FINANCING ACTIVITIES:
 Revolving credit facility
  borrowings                            6,000           --                         --         6,000
 Repayments of revolving
  credit facility borrowings               --                     (713)            --          (713)
 Long-term borrowings                      --            5       2,196             --         2,201
 Repayment of other
borrowings                             (2,711)      (1,015)     (1,225)            --        (4,951)
 Other                                     82           --          --             --            82
                                    ---------    ---------   ---------      ---------    ----------
     Net cash provided by
      (used for) financing
      activities                        3,371       (1,010)        258             --         2,619
                                    ---------    ---------   ---------      ---------    ----------
EFFECT OF EXCHANGE
RATES ON CASH AND
 CASH EQUIVALENTS                          --           --        (694)            --          (694)
                                    ---------    ---------   ---------      ---------    ----------
NET CHANGES IN CASH
 AND CASH EQUIVALENTS                      41         (788)     (3,175)            --        (3,922)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                      22          803       5,228             --         6,053
                                    ---------    ---------   ---------      ---------    ----------
  End of period                     $      63    $      15   $   2,053      $      --    $    2,131
                                    =========    =========   =========      =========    ==========

10. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                 AUTOMOTIVE                  NON-
                                  CASTINGS,   GUARANTOR   GUARANTOR
                                    INC.      COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                ------------  ---------   ----------  ------------  ------------
        Assets
Current assets:
 Cash and cash equivalents      $      63      $     15     $  2,053    $      --     $   2,131
 Accounts receivable, net             (48)       48,611       23,311         (905)       70,969
 Inventories                           --        24,688        8,924           --        33,612
 Other current assets                  --        15,657        6,158           --        21,815
                                 --------      --------     --------    ---------     ---------
  Total current assets                 15        88,971       40,446         (905)      128,527
Property, plant and
equipment, net                        --        180,866       96,049           --       276,915
Investment in subsidiaries        367,432            --           --     (367,432)           --
Intangible and other assets,
net                                22,017       267,597       60,958           --       350,572
                                 --------      --------     --------    ---------     ---------
                                 $389,464      $537,434     $197,453    $(368,337)    $ 756,014
                                 ========      ========     ========    =========     =========
Liabilities and Stockholders'
    Investment (Deficit)

Current liabilities:
  Current maturities of long-
   term debt                     $ 16,487      $    126     $  5,243    $      --     $  21,856
  Accounts payable                    158        60,603       24,163         (104)       84,820
  Accrued liabilities               3,607        38,121        7,749           --        49,477
                                 --------      --------     --------    ---------     ---------
    Total current liabilities      20,252        98,850       37,155         (104)      156,153
                                 --------      --------     --------    ---------     ---------
Long-term debt                    420,128        41,974       70,551           --       532,653
Other noncurrent liabilities        4,350        17,759        5,492           --        27,601
Intercompany                     (104,426)       78,634       26,593         (801)           --
                                 --------      --------     --------    ---------     ---------
  Total liabilities               340,304       237,217      139,791         (905)      716,407
                                 --------      --------     --------    ---------     ---------
Redeemable common stock            60,000            --           --           --        60,000
Stockholders' investment
  (deficit):
 Additional paid-in capital        94,607       259,808       71,437     (334,413)       91,439
 Retained earnings (deficit)     (100,016)       40,409       (7,390)     (33,019)     (100,016)
 Accumulated other
  comprehensive loss               (5,431)           --       (6,385)          --       (11,816)
                                 --------      --------     --------    ---------     ---------
  Total stockholders'
investment
    (deficit)                     (10,840)      300,217       57,662     (367,432)      (20,393)
                                 --------      --------     --------    ---------     ---------
                                 $389,464      $537,434     $197,453    $(368,337)    $ 756,014
                                 ========      ========     ========    =========     =========

10. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                              J.L. FRENCH
                               AUTOMOTIVE                  NON-
                                CASTINGS,    GUARANTOR   GUARANTOR
                                   INC.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                              ------------   ---------   ---------    ------------   -----------
Sales                         $        --     $125,906     $26,172     $      --        $152,078
Cost of sales                          --      101,968      20,612            --         122,580
                              -----------     --------     -------     ---------        --------
  Gross profit                         --       23,938       5,560            --          29,498
Selling, general and
 administrative expenses              146        3,061       3,096            --           6,303
Amortization expense                   26        2,013         434            --           2,473
                              -----------     --------     -------     ---------        --------
  Operating income (loss)            (172)      18,864       2,030            --          20,722
Interest expense                    7,676        5,463       1,941            --          15,080
                              -----------     --------     -------     ---------        --------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                    (7,848)      13,401          89            --           5,642
Provision (benefit) for
income taxes                       (2,982)       5,093         149            --           2,260
Equity in earnings (losses)
    of subsidiaries                 8,248           --          --        (8,248)             --
                              -----------     --------     -------     ---------        --------
  Net income (loss)           $     3,382     $  8,308     $   (60)    $  (8,248)       $  3,382
                              ===========     ========     =======     =========        ========


10. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                 AUTOMOTIVE                  NON-
                                  CASTINGS,   GUARANTOR   GUARANTOR
                                    INC.      COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                ------------  ---------   ----------  ------------  ------------
OPERATING ACTIVITIES:
 Net income (loss)                 $  3,382   $   8,308   $     (60)  $    (8,248)   $    3,382
 Adjustments to reconcile net
  cash provided by (used
for) operating activities:
   Depreciation and
     amortization                        26       8,526       2,802            --        11,354
   (Income) loss from invest-
    ment in subsidiaries             (8,248)         --          --         8,248            --
   Changes in other operating
    activities                      (10,215)     (7,421)      2,806            --       (14,830)
                                   --------   ---------   ---------   -----------    ----------
   Net cash provided by (used
    for) operating activities       (15,055)      9,413       5,548            --           (94)
                                   --------   ---------   ---------   -----------    ----------
INVESTING ACTIVITIES:
 Acquisitions, net                   (5,623)     (5,614)         --         5,623        (5,614)
 Capital expenditures, net               --      (8,163)     (9,966)           --       (18,129)
                                   --------   ---------   ---------   -----------    ----------
     Net cash provided by
(used for) investing
activities                           (5,623)    (13,777)     (9,966)        5,623       (23,743)
                                   --------   ---------   ---------   -----------    ----------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                  63,800          --      25,306            --        89,106
 Repayment of borrowings on
  revolving credit facilities       (34,400)         --     (19,280)           --       (53,680)
 Long-term borrowings                    --          --       2,303            --         2,303
 Repayment of long-term
  borrowings                         (8,912)        (34)       (767)           --        (9,713)
 Capital investment                      --       5,623          --        (5,623)           --
                                   --------   ---------   ---------   -----------    ----------
     Net cash provided by
      (used for) financing
      activities                     20,488       5,589       7,562        (5,623)       28,016
                                   --------   ---------   ---------   -----------    ----------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                        --          --         (67)           --           (67)
                                   --------   ---------   ---------   -----------    ----------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                  (190)      1,225       3,077            --         4,112
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                   392         665       3,843            --         4,900
                                   --------   ---------   ---------   -----------    ----------
  End of period                    $    202   $   1,890   $   6,920   $        --    $    9,012
                                   ========   =========   =========   ===========    ==========

10. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                 AUTOMOTIVE                  NON-
                                  CASTINGS,   GUARANTOR   GUARANTOR
                                    INC.      COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                ------------  ---------   ----------  ------------  ------------
           Assets
Current assets:
 Cash and cash equivalents        $      22    $    803    $   5,228   $       --     $  6,053
 Accounts receivable, net                --      51,285       27,029           --       78,314
 Inventories                             --      29,830       10,716           --       40,546
 Other current assets                    --      13,661        6,415           --       20,076
                                   --------    --------     --------    ---------     --------
  Total current assets                   22      95,579       49,388           --      144,989
Property, plant and
equipment,  net                          --     185,208       98,138           --      283,346
Investment in subsidiaries          364,926          --           --     (364,926)          --
Intangible and other assets,
net                                  21,361     266,088       60,760           --      348,209
                                   --------    --------     --------    ---------     --------
                                   $386,309    $546,875     $208,286    $(364,926)    $776,544
                                   ========    ========     ========    =========     ========
Liabilities and Stockholders'
    Investment (Deficit)
Current liabilities:
  Accounts payable                $     302    $ 68,547     $ 25,879    $      --     $ 94,728
  Accrued liabilities                 4,596      36,797        7,406           --       48,799
  Current maturities of long-
   term debt                         10,779       1,113        6,293           --       18,185
                                   --------    --------     --------    ---------     --------
    Total current liabilities        15,677     106,457       39,578           --      161,712
                                   --------    --------     --------    ---------     --------
Long-term debt                      422,730      41,997       72,979           --      537,706
Other noncurrent liabilities             --      19,029        5,766           --       24,795
Intercompany                       (107,111)     79,648       27,463           --           --
                                   --------    --------     --------    ---------     --------
  Total liabilities                 331,296     247,131      145,786           --      724,213
                                   --------    --------     --------    ---------     --------
Redeemable common stock              60,000          --           --           --       60,000
Stockholders' investment
  (deficit):
 Additional paid-in capital          90,877     259,808       71,446     (331,254)      90,877
 Retained earnings (deficit)        (92,886)     39,936       (6,264)     (33,672)     (92,886)
 Accumulated other
  comprehensive loss                 (2,978)         --       (2,682)          --       (5,660)
                                   --------    --------     --------    ---------     --------
  Total stockholders'
investment (deficit)                 (4,987)    299,744       62,500     (364,926)      (7,669)
                                   --------    --------     --------    ---------     --------
                                   $386,309    $546,875     $208,286    $(364,926)    $776,544
                                   ========    ========     ========    =========     ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

        The Company ordinarily begins working on products awarded for new or redesigned platforms two to five years prior to initial vehicle production. During such period, French incurs (1) costs related to the design and engineering of such products, (2) costs related to production of the tools and dies used to manufacture the products and (3) start-up costs associated with the initial production of such product. In general, design and engineering costs are expensed in the period in which they are incurred. Costs incurred in the production of the tools and dies are generally capitalized and reimbursed by the customer prior to production. Start-up costs, which are generally incurred 30 to 60 days immediately prior to and immediately after production, are expensed as incurred.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

        Sales. Sales for the first quarter of 2001 decreased by $17.5 million, or 11.5%, to $134.6 million from $152.1 million for 2000. Weak North American vehicle production levels, partially offset by new business, drove a 12.5% decrease in sales at the company's U.S. facilities. Sales in Europe, before adjusting for weakening currency versus the dollar, were up 2% for the quarter. Changes in foreign currency exchange rates had the effect of reducing sales by approximately $2.1 million in the first quarter.

        Cost of Sales. Cost of sales for the first quarter of 2001 decreased by $4.5 million to $118.1 million from $122.6 million for 2000. Cost of sales as a percentage of sales was 87.8% for the first quarter of 2001 compared to 80.6% for the prior period. Gross profit decreased as a result of higher overhead and indirect expenses, including a $2.8 million increase in energy cost, higher depreciation and increased indirect labor cost.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million to $7.7 million for the first quarter of 2001 from $6.3 million for 2000. The increase was due primarily to increased staffing levels in several key areas, including executive management, finance, and marketing.

        Amortization of Intangible Assets. Amortization expense increased from $2.5 million for the first quarter of 2000 to $2.9 million for the first quarter of 2001. The increase is due principally to amortization of additional goodwill which was recorded in the fourth quarter of 2000.

        Interest Expense. Interest expense for the first quarter of 2001 was $14.2 million compared to $15.1 million for the prior period. The decrease was due to lower average outstanding balances and lower interest rates during the first quarter of 2001.

        Provision for Income Taxes. The effective income tax rate was 35.8% for the tax provision arising in the first quarter of 2001 compared to 40.0% for the prior period. The reduction in the effective tax rate is primarily due to a loss in one of the company's foreign operations for which a valuation allowance has been provided on the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended March 31, 2001, the Company's operations generated cash of $3.3 million, compared to a use of cash of $0.1 million for the three months ended March 31, 2000. Cash generated from operations before changes in working capital items was $8.3 million for the 2001 period compared to $14.7 million in 2000. Increases in working capital used cash of $4.9 million during the first quarter of 2001 compared to $14.8 million in 2000. The increases in working capital are primarily the result of timing of cash receipts and cash payments.

Net cash used in investing activities was $9.2 million during the first quarter of 2001 compared to $23.7 million in the prior period. Capital expenditures totaled $9.2 million in the first quarter of 2001 and $18.1 million in 2000 and were primarily for equipment purchases related to new or replacement programs. Cash used for acquisitions totaled $5.6 million during the first quarter of 2000 related to the purchase of Shoreline.

Net cash provided by financing activities totaled $2.6 million for the first quarter of 2001 compared with $28.0 million in 2000.

On April 21, 1999, the Company completed a recapitalization in which a group of equity investors, including affiliates of Onex and J2R Corporation, acquired approximately 87% of the Company's common stock for $156.0 million in cash. Stockholders prior to the recapitalization retained approximately 13% of the Company's common stock and, together with holders of outstanding options, received an aggregate of $370.3 million in cash in connection with the redemption of the Company's other equity interests, plus an additional $5.0 million based upon a post-closing determination of the total working capital as of the closing date of the recapitalization.

The Company and certain of its direct and indirect subsidiaries entered into the senior credit facility which consists of (a) approximately $187.5 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French, (2) a pound sterling-denominated term loan to French in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million and (3) a pound sterling-denominated term loan to JLF UK in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million (collectively, the "tranche A term loan"); (b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. On November 30, 2000, the Company and its lenders amended the senior credit facility. The amendment adjusted certain restrictive covenants and the amortization schedule for the tranche A term loan. As of March 31, 2001, the Company had available borrowings under the senior credit facility of approximately $45.3 million.

As of March 31, 2001, rates on borrowings under the senior credit facility varied from 8.32% to 8.97%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of the Company's material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at March 31, 2001.

In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009. Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The subordinated notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at March 31, 2001.

In addition, in connection with the acquisition of Nelson, the Company borrowed $30.0 million from Tower Automotive, Inc. in exchange for issuance of a 7.5% convertible subordinated promissory note due October 14, 2009. As further discussed below, this convertible note was converted into Class A-1 common stock in November 2000.

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

The Company's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond the Company's control. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. However, because it is difficult to predict the Company's liquidity and capital requirements in the future, it is not possible to predict whether it will be able to meet its debt service obligations in the long term, i.e. beyond the next twelve months. Even with respect to the short term, significant assumptions underlie the Company's belief that it will be able to meet its debt service obligations when due, including, among other things, that it will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If the Company were to generate insufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, the Company might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indenture or the senior credit facility. In the event that the Company is unable to refinance the senior credit facility or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on the notes would be impaired.

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

As of March 31, 2001, the Company had interest rate swap agreements on $75 million of long-term debt and the fair value of such swap agreements was a liability of approximately $3.3 million.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" section of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

             None.

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

                                       J.L. FRENCH AUTOMOTIVE CASTINGS, INC.


Date:  May 15, 2001                   By  /s/ Mark S. Burgess
                                          --------------------------------------
                                               Mark S. Burgess
                                               Vice President, Chief Financial
                                               Officer (principal accounting and
                                               financial officer)