Form 10-Q
period 2001-06-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2001-08-14
CIK 1091601

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

                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___


                       Commission file number 333-84903-1
                                             -------------

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

                           Yes [X]        No [ ]

The number of shares outstanding of the Registrant's common stock at July 31, 2001 was 13,090 shares of Class A common stock, 7,124 shares of Class A-1 common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock and 14,248 shares of Class P common stock.


================================================================================

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         QUARTERLY FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----
     Condensed Consolidated Statements of Operations (unaudited) for the
     Three Months Ended June 30, 2001 and 2000                                                  3

     Condensed Consolidated Statements of Operations (unaudited) for the
     Six Months Ended June 30, 2001 and 2000                                                    4

     Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited)
     and December 31, 2000                                                                      5

     Condensed Consolidated Statements of Cash Flows (unaudited) for the
     Six Months Ended June 30, 2001 and 2000                                                    6

     Notes to Condensed Consolidated Financial Statements                                       7

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                             16

ITEM 1 - FINANCIAL INFORMATION

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                                     Three Months Ended June 30,
                                                                    ------------------------------
                                                                      2001                  2000
                                                                    ---------             --------
Sales                                                               $ 137,808             $ 45,031

Cost of sales                                                         113,998              118,104
                                                                    ---------             --------

        Gross profit                                                   23,810               26,927

Selling, general and administrative expenses                            8,223                6,415

Amortization expense                                                    2,814                2,827
                                                                    ---------             --------

        Operating income                                               12,773               17,685

Interest expense, net                                                  13,824               15,160
                                                                    ---------             --------

        Income (loss) before provision for income taxes                (1,051)               2,525

Provision for income taxes                                                922                1,151
                                                                    ---------             --------

        Net income (loss)                                           $  (1,973)            $  1,374
                                                                    =========             ========


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                      Six Months Ended June 30,
                                                                    ------------------------------
                                                                      2001                  2000
                                                                    ---------             ---------
Sales                                                               $ 272,364             $ 297,109

Cost of sales                                                         232,141               240,684
                                                                    ---------             ---------

        Gross profit                                                   40,223                56,425

Selling, general and administrative expenses                           15,954                12,718

Amortization expense                                                    5,676                 5,300
                                                                    ---------             ---------

        Operating income                                               18,593                38,407

Interest expense, net                                                  28,004                30,241
                                                                    ---------             ---------

        Income (loss) before provision for income taxes                (9,411)                8,166

Provision (benefit) for income taxes                                   (2,074)                3,410
                                                                    ---------             ---------

        Net income (loss)                                           $  (7,337)            $   4,756
                                                                    =========             =========


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                             June 30,            December 31,
                                                                               2001                  2000
                                                                          --------------        ---------------
                                                                           (unaudited)
                              Assets
                              ------
Current assets:
       Cash and cash equivalents                                           $       743           $     6,053
       Accounts receivable, net                                                 67,411                78,314
       Inventories                                                              26,319                40,546
       Other current assets                                                     23,619                20,076
                                                                           -----------           -----------
             Total current assets                                              118,092               144,989

Property, plant and equipment, net                                             279,059               283,346
Intangible and other assets, net                                               346,948               348,209
                                                                           -----------           -----------
                                                                           $   744,099           $   776,544
                                                                           ===========           ===========

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
       Current maturities of long-term debt                                $    28,386           $    18,185
       Accounts payable                                                         72,365                94,728
       Accrued liabilities                                                      48,250                48,799
                                                                           -----------           -----------
             Total current liabilities                                         149,001               161,712

Long-term debt, net of current maturities                                      356,580               362,706
Subordinated notes                                                             175,000               175,000
Other noncurrent liabilities                                                    28,240                24,795
                                                                           -----------           -----------
              Total liabilities                                                708,821               724,213
                                                                           -----------           -----------

Redeemable common stock                                                         60,000                60,000

Stockholders' deficit:
       Common stock                                                                 --                    --
       Additional paid-in capital                                               91,681                90,877
       Accumulated deficit                                                    (103,752)              (92,886)
       Accumulated other comprehensive loss                                    (12,651)               (5,660)
                                                                           -----------           -----------
             Total stockholders' deficit                                       (24,722)               (7,669)
                                                                           -----------           -----------
                                                                           $   744,099           $   776,544
                                                                           ===========           ===========


                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                     Six Months Ended June 30,
                                                                                   -----------------------------
                                                                                      2001               2000
                                                                                   ----------         ----------
OPERATING ACTIVITIES:
      Net income (loss)                                                            $   (7,337)        $    4,756
      Adjustments to reconcile net income (loss) to net cash provided by operating activities --
         Depreciation and amortization                                                 26,482             23,100
         Changes in other assets and liabilities                                      (10,342)           (18,687)
                                                                                   ----------         ----------

            Net cash provided by operating activities                                   8,803              9,169
                                                                                   ----------         ----------

INVESTING ACTIVITIES:
      Acquisitions, net                                                                    --             (5,614)
      Capital expenditures, net                                                       (21,701)           (38,298)
                                                                                   ----------         ----------

         Net cash used for investing activities                                       (21,701)           (43,912)
                                                                                   ----------         ----------

FINANCING ACTIVITIES:
      Revolving credit facility borrowings                                             15,734            127,155
      Repayments on revolving credit facility borrowings                                 (713)          (102,165)
      Long-term borrowings                                                              3,935              6,459
      Repayment of long-term borrowings                                                (9,909)           (16,518)
      Proceeds from sale of common stock                                                   --             17,875
      Other, net                                                                         (168)                --
                                                                                   ----------         ----------

         Net cash provided by financing activities                                      8,879             32,806
                                                                                   ----------         ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                 (1,291)              (314)
                                                                                   ----------         ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (5,310)            (2,251)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                               6,053              4,900
                                                                                   ----------         ----------

      End of period                                                                $      743         $    2,649
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

     Sales and operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. The following presents comprehensive income, defined as changes in the stockholders' deficit of the Company, for the three and six month periods ended June 30, 2001 and 2000 (in thousands):

                                               Three Months Ended June 30,           Six Months Ended June 30,
                                               ---------------------------         ----------------------------
                                                  2001              2000             2001                2000
                                                --------          --------         --------            --------
     Net income (loss)                          ($1,973)          $ 1,374           ($7,337)           $ 4,756
     Change in cumulative translation
       adjustment                                (6,628)           (2,554)          (10,727)            (2,624)
     Cumulative effect of adoption
       of SFAS No. 133                               --                --            (1,223)                --
     Unrealized income/(loss) on
       derivative instrument                        132                --              (702)                --
                                                -------           -------          --------            -------
     Comprehensive income (loss)                ($8,469)          $(1,180)         ($19,989)           $ 2,132
                                                =======           =======          ========            =======

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

     At January 1, 2001, the Company had an interest rate swap agreement on $75 million of long-term debt. The swap agreement, which expires in December 2003, has been designated as, and meets the criteria for cash flow hedges. Initial adoption of SFAS No. 133 resulted in the recording of a liability for the fair value of the swap agreement of $2.0 million, with the offset of $1.2 million, net of taxes, recorded in stockholders' deficit as a component of accumulated other comprehensive loss. At June 30, 2001, the fair value of the interest rate swap was a liability of $3.0 million.

4.   Inventories consisted of the following (in thousands):

                                             June 30,            December 31,
                                               2001                  2000
                                            ---------            ------------
           Raw materials                      $12,094              $15,339
           Work-in-process                      7,756               14,971
           Finished goods                       6,469               10,236
                                              -------              -------
                                              $26,319              $40,546
                                              =======              =======

5.   Long-term debt consisted of the following (in thousands):

                                                                             June 30,           December 31,
                                                                               2001                 2000
                                                                            ---------           ------------
          Senior Credit Facility:
            Revolving credit facility                                       $  31,197           $   17,168
            Tranche A term loan                                               155,754              163,210
            Tranche B term loan                                               150,304              150,704
                                                                            ---------           ----------
                Total senior credit facility                                  337,255              331,082
          Other, net                                                           47,711               49,809
                                                                            ---------           ----------
                                                                              384,966              380,891
          Less-current maturities                                             (28,386)             (18,185)
                                                                            ---------           ----------
                Total long-term debt                                        $ 356,580           $  362,706
                                                                            =========           ==========

     The Company and certain of its direct and indirect subsidiaries have a senior credit facility that includes a tranche A term loan, a tranche B term loan and revolving credit facility of $90 million. As of June 30, 2001, there were outstanding borrowings under the revolving credit facility of $31.2 million and outstanding letters of credit of $23.0 million.

     As of June 30, 2001, rates on borrowings under the senior credit facility varied from 7.07% to 8.97%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of the Company's material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors"). The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at June 30, 2001.

     Other long-term debt consists principally of obligations under capital leases and term loans of the Company's foreign subsidiaries.

6. In March 2000, the Company acquired all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate, Generation Machine, LLC (collectively, "Shoreline"). Shoreline manufactures high-pressure aluminum die cast components, principally for the automotive industry, from a facility in Benton Harbor, MI. Total consideration was approximately $5.6 million. The pro forma effects of the acquisition of Shoreline are not material.

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

7.   Supplemental cash flow information (in thousands):

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                ---------------------------           ---------------------------
                                                 2001                 2000             2001                2000
                                                -------             -------           -------             -------
     Cash paid for --
       Interest                                 $17,128             $17,291           $29,566             $30,011
       Income taxes                                 100                 165               412               1,064

8. As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. At December 31, 2000 the liability for those losses was $36.5 million. For the six months ended June 30, 2001, the liability was reduced by $10.6 million due to sales of products subject to those contracts. The reserve for loss contracts at June 30, 2001 consisted of a $15.3 million current liability and $10.6 million of long-term liability.

9. Following is a summary of activity in the accumulated deficit account for the six months ended June 30, 2001 and 2000 (in thousands):

                                                       Six Months Ended June 30,
                                                    ------------------------------
                                                      2001                 2000
                                                    ---------            ---------
        Beginning balance                           $ (92,886)           $ (82,824)
        Net income (loss)                              (7,337)               4,756
        Dividends                                      (3,529)                  --
                                                    ---------            ---------
        Ending balance                              $(103,752)           $ (78,068)
                                                    =========            =========

     The Company accrued dividends of approximately $2.4 million on the outstanding Class P common stock for the six months ended June 30, 2001 and these dividends are included in other non-current liabilities. The Company accrued dividends of approximately $1.1 million on the outstanding Class A-1 common stock for the six months ended June 30, 2001 and these dividends are included in additional paid-in capital.

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

10. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                     J.L. FRENCH
                                      AUTOMOTIVE                     NON-
                                      CASTINGS,     GUARANTOR      GUARANTOR
                                        INC.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                     -----------    ---------      ---------     ------------    ------------
OPERATIONS:

Sales                                 $      --     $226,638       $ 45,726        $      --      $ 272,364
Cost of sales                             1,000      191,570         39,571               --        232,141
                                      ---------     --------       --------        ---------      ---------
  Gross profit                           (1,000)      35,068          6,155               --         40,223
Selling, general and
  administrative expenses                 2,223        7,251          6,480               --         15,954
Amortization expense                         28        4,828            820               --          5,676
                                      ---------     --------       --------        ---------      ---------
  Operating income (loss)                (3,251)      22,989         (1,145)              --         18,593
Interest expense                         13,327       11,716          2,961               --         28,004
                                      ---------     --------       --------        ---------      ---------
  Income (loss) before
   income taxes, equity in
   earnings of subsidiaries             (16,578)      11,273         (4,106)              --         (9,411)
Provision (benefit) for income
   taxes                                 (5,452)       4,307           (929)              --         (2,074)
Equity in earnings
    of subsidiaries                       3,789           --             --           (3,789)            --
                                      ---------     --------       --------        ---------      ---------
  Net income (loss)                   $  (7,337)    $  6,966       $ (3,177)       $  (3,789)     $  (7,337)
                                      =========     ========       ========        =========      =========

RETAINED EARNINGS:

Beginning balance                     $ (92,886)    $ 39,935       $ (6,263)       $ (33,672)     $ (92,886)
Net income (loss)                        (7,337)       6,966         (3,177)          (3,789)        (7,337)
Dividends                                (3,529)          --             --               --         (3,529)
                                      ---------     --------       --------        ---------      ---------
Ending balance                        $(103,752)    $ 46,901       $ (9,440)       $ (37,461)     $(103,752)
                                      =========     ========       ========        =========      =========

10. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                      J.L. FRENCH
                                       AUTOMOTIVE                    NON-
                                       CASTINGS,     GUARANTOR     GUARANTOR
                                          INC.       COMPANIES     COMPANIES      ELIMINATIONS    CONSOLIDATED
                                      -----------    ---------     ---------      ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                     $  (7,337)    $  6,966      $ (3,177)       $ (3,789)       $  (7,337)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities --
  Depreciation and amortization               28       21,256         5,198              --           26,482
   Income from investment in
     subsidiaries                         (3,789)          --            --           3,789               --
   Changes in other operating
      activities                           4,438      (14,713)          (67)             --          (10,342)
                                       ---------     --------      --------        --------        ---------
   Net cash provided by (used for)
     operating items                      (6,660)      13,509         1,954              --            8,803
                                       ---------     --------      --------        --------        ---------
INVESTING ACTIVITIES:
 Capital expenditures, net                    --      (13,252)       (8,449)             --          (21,701)
                                       ---------     --------      --------        --------        ---------
     Net cash used for investing
       activities                             --      (13,252)       (8,449)             --          (21,701)
FINANCING ACTIVITIES:
 Revolving credit facility
  borrowings                              12,900           --         2,834              --           15,734
 Repayments of revolving
  credit facility borrowings                  --           --          (713)             --             (713)
 Long-term borrowings                         --           --         3,935              --            3,935
 Repayment of other borrowings            (5,947)      (1,011)       (2,951)             --           (9,909)
 Other                                      (168)          --            --              --             (168)
                                       ---------     --------      --------        --------        ---------
     Net cash provided by
      (used for) financing
      activities                           6,785       (1,011)        3,105              --            8,879
                                       ---------     --------      --------        --------        ---------
EFFECT OF EXCHANGE
 RATES ON CASH AND CASH
 EQUIVALENTS                                  --           --        (1,291)             --           (1,291)
                                       ---------     --------      --------        --------        ---------
NET CHANGES IN CASH AND
 CASH EQUIVALENTS                            125         (754)       (4,681)             --           (5,310)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                         22          803         5,228              --            6,053
                                       ---------     --------      --------        --------        ---------
  End of period                        $     147     $     49      $    547        $     --        $     743
                                       =========     ========      ========        ========        =========

10. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
            CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                      J.L. FRENCH
                                       AUTOMOTIVE                     NON-
                                       CASTINGS,     GUARANTOR      GUARANTOR
                                          INC.       COMPANIES      COMPANIES      ELIMINATIONS    CONSOLIDATED
                                      -----------    ---------      ---------      ------------    ------------
              Assets
              ------
Current assets:
 Cash and cash equivalents             $     147     $      49      $      547       $      --       $    743
 Accounts receivable, net                    (48)       46,805          20,654              --         67,411
 Inventories                                  --        18,465           7,854              --         26,319
 Other current assets                         --        16,373           7,246              --         23,619
                                       ---------     ---------      ----------       ---------       --------
  Total current assets                        99        81,692          36,301              --        118,092
Property, plant and equipment,
   net                                        --       181,599          97,460              --        279,059
Investment in subsidiaries               368,716            --              --        (368,716)            --
Intangible and other assets, net          21,192       265,905          59,851              --        346,948
                                       ---------     ---------      ----------       ---------       --------
                                       $ 390,007     $ 529,196      $  193,612       $(368,716)      $744,099
                                       =========     =========      ==========       =========       ========

   Liabilities and Stockholders'
       Investment (Deficit)
   -----------------------------
Current liabilities:
  Current maturities of long-term
    debt                               $  21,908     $     169      $    6,309       $      --       $ 28,386
  Accounts payable                           119        51,007          21,239              --         72,365
  Accrued liabilities                      1,774        39,551           6,925              --         48,250
                                       ---------     ---------      ----------       ---------       --------
    Total current liabilities             23,801        90,727          34,473              --        149,001
                                       ---------     ---------      ----------       ---------       --------
Long-term debt, net of current
  maturities                             418,681        41,931          70,968              --        531,580
Other noncurrent liabilities               5,191        17,204           5,845              --         28,240
Intercompany                            (100,059)       72,624          27,435              --             --
                                       ---------     ---------      ----------       ---------       --------
  Total liabilities                      347,614       222,486         138,721              --        708,821
                                       ---------     ---------      ----------       ---------       --------
Redeemable common stock                   60,000            --              --              --         60,000
Stockholders' investment
  (deficit):
 Additional paid-in capital               91,681       259,809          71,446        (331,255)        91,681
 Retained earnings (deficit)            (103,752)       46,901          (9,440)        (37,461)      (103,752)
 Accumulated other
  comprehensive loss                      (5,536)           --          (7,115)             --        (12,651)
  Total stockholders' investment
   (deficit)                             (17,607)      306,710          54,891        (368,716)       (24,722)
                                       ---------     ---------      ----------       ---------       --------
                                        $390,007      $529,196        $193,612       $(368,716)      $744,099
                                       =========     =========      ==========       =========       ========

10. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)


                                      J.L. FRENCH
                                       AUTOMOTIVE                     NON-
                                       CASTINGS,     GUARANTOR      GUARANTOR
                                          INC.       COMPANIES      COMPANIES      ELIMINATIONS    CONSOLIDATED
                                      -----------    ---------      ---------      ------------    ------------
OPERATIONS:

Sales                                  $      --     $ 247,786      $  49,323        $      --      $ 297,109
Cost of sales                                135       201,289         39,260               --        240,684
                                       ---------     ---------      ---------        ---------      ---------
  Gross profit                              (135)       46,497         10,063               --         56,425
Selling, general and
 administrative expenses                     258         6,339          6,121               --         12,718
Amortization expense                          51         4,384            865               --          5,300
                                       ---------     ---------      ---------        ---------      ---------
  Operating income (loss)                   (444)       35,774          3,077               --         38,407
Interest expense                          15,991        10,908          3,342               --         30,241
                                       ---------     ---------      ---------        ---------      ---------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                          (16,435)       24,866           (265)              --          8,166
Provision (benefit) for income
   taxes                                  (6,245)        9,449            206               --          3,410
Equity in earnings (losses)
    of subsidiaries                       14,946            --             --          (14,946)            --
                                       ---------     ---------      ---------        ---------      ---------
  Net income (loss)                    $   4,756     $  15,417      $    (471)       $ (14,946)     $   4,756
                                       =========     =========      =========        =========      =========
RETAINED EARNINGS:

Beginning balance                      $ (82,824)    $  25,112      $  (1,571)       $ (23,541)     $ (82,824)
Net income (loss)                          4,756        15,417           (471)         (14,946)         4,756
                                       ---------     ---------      ---------        ---------      ---------
Ending balance                         $ (78,068)    $  40,529      $  (2,042)       $ (38,487)     $ (78,068)
                                       =========     =========      =========        =========      =========

10. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)


                                      J.L. FRENCH
                                       AUTOMOTIVE                     NON-
                                       CASTINGS,     GUARANTOR      GUARANTOR
                                          INC.       COMPANIES      COMPANIES      ELIMINATIONS     CONSOLIDATED
                                      -----------    ---------      ---------      ------------     ------------
OPERATING ACTIVITIES:
 Net income (loss)                     $   4,756     $ 15,417      $   (471)        $ (14,946)       $   4,756
 Adjustments to reconcile net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization              51       17,612         5,437                --           23,100
   Income from subsidiaries              (14,946)          --            --            14,946               --
   Changes in other assets and
     liabilities                          (3,197)     (14,760)         (730)               --          (18,687)
                                       ---------     --------      --------         ---------        ---------
   Net cash provided by (used for)
    operating activities                 (13,336)      18,269         4,236                --            9,169
                                       ---------     --------      --------         ---------        ---------
INVESTING ACTIVITIES:
 Acquisitions, net                        (5,623)      (5,614)           --             5,623           (5,614)
 Capital expenditures, net                    --      (19,952)      (18,346)               --          (38,298)
                                       ---------     --------      --------         ---------        ---------
     Net cash used for investing
      activities                          (5,623)     (25,566)      (18,346)            5,623          (43,912)
                                       ---------     --------      --------         ---------        ---------
FINANCING ACTIVITIES:
 Borrowings on revolving credit
  facilities                              77,700           --        49,455                --          127,155
 Repayment of borrowings on
  revolving credit facilities            (63,800)          --       (38,365)               --         (102,165)
 Long-term borrowings                         --        1,403         5,056                --            6,459
 Repayment of long-term
  borrowings                             (13,138)         (59)       (3,321)               --          (16,518)
 Proceeds from sale of
   common stock                           17,875        5,623            --            (5,623)          17,875
                                       ---------     --------      --------         ---------        ---------
     Net cash provided by financing
      activities                          18,637        6,967        12,825            (5,623)          32,806
                                       ---------     --------      --------         ---------        ---------
EFFECT OF EXCHANGE
 RATES ON CASH AND CASH
 EQUIVALENTS                                  --           --          (314)               --             (314)
                                       ---------     --------      --------         ---------        ---------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                           (322)        (330)       (1,599)               --           (2,251)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                        392          665         3,843                --            4,900
                                       ---------     --------      --------         ---------        ---------
  End of period                        $      70     $    335      $  2,244         $      --        $   2,649
                                       =========     ========      ========         =========        =========

10. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)


                                      J.L. FRENCH
                                       AUTOMOTIVE                     NON-
                                       CASTINGS,     GUARANTOR      GUARANTOR
                                          INC.       COMPANIES      COMPANIES      ELIMINATIONS     CONSOLIDATED
                                      -----------    ---------      ---------      ------------     ------------
              Assets
              ------
Current assets:
 Cash and cash equivalents             $      22     $     803       $   5,228       $      --       $   6,053
 Accounts receivable, net                     --        51,285          27,029              --          78,314
 Inventories                                  --        29,830          10,716              --          40,546
 Other current assets                         --        13,661           6,415              --          20,076
                                       ---------     ---------       ---------       ---------       ---------
  Total current assets                        22        95,579          49,388              --         144,989
Property, plant and equipment,
 net                                          --       185,208          98,138              --         283,346
Investment in subsidiaries               364,926            --              --        (364,926)             --
Intangible and other assets, net          21,361       266,088          60,760              --         348,209
                                       ---------     ---------       ---------       ---------       ---------
                                       $ 386,309     $ 546,875       $ 208,286       $(364,926)      $ 776,544
                                       =========     =========       =========       =========       =========
   Liabilities and Stockholders'
       Investment (Deficit)
   -----------------------------
Current liabilities:
  Accounts payable                     $     302     $  68,547       $  25,879       $      --       $  94,728
  Accrued liabilities                      4,596        36,797           7,406              --          48,799
  Current maturities of long-term
   debt                                   10,779         1,113           6,293              --          18,185
                                       ---------     ---------       ---------       ---------       ---------
    Total current liabilities             15,677       106,457          39,578              --         161,712
                                       ---------     ---------       ---------       ---------       ---------
Long-term debt                           422,730        41,997          72,979              --         537,706
Other noncurrent liabilities                  --        19,029           5,766              --          24,795
Intercompany                            (107,111)       79,648          27,463              --              --
                                       ---------     ---------       ---------       ---------       ---------
  Total liabilities                      331,296       247,131         145,786              --         724,213
                                       ---------     ---------       ---------       ---------       ---------
Redeemable common stock                   60,000            --              --              --          60,000
Stockholders' investment
  (deficit):
 Additional paid-in capital               90,877       259,808          71,446        (331,254)         90,877
 Retained earnings (deficit)             (92,886)       39,936          (6,264)        (33,672)        (92,886)
 Accumulated other
  comprehensive loss                      (2,978)           --          (2,682)             --          (5,660)
                                       ---------     ---------       ---------       ---------       ---------
  Total stockholders' investment
   (deficit)                              (4,987)      299,744          62,500        (364,926)         (7,669)
                                       ---------     ---------       ---------       ---------       ---------
                                       $ 386,309      $546,875       $ 208,286       $(364,926)      $ 776,544
                                       =========     =========       =========       =========       =========

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

Sales -- Sales for the second quarter of 2001 decreased by $7.2 million, or 5.0%, to $137.8 million from $145.0 million for the prior period. The decrease primarily was the result of lower North American vehicle production levels, that were partially offset with new business, resulting in a 4.7% decrease in sales at the company's North American operations. Changes in foreign currency exchange rates had the effect of reducing sales by approximately $1.6 million in the second quarter.

Cost of Sales -- Cost of sales for the second quarter of 2001 decreased to $114.0 million, or 82.7% of sales, from $118.1 million or 81.4% of sales in 2000. The higher costs as a percent of sales are the result of higher overhead costs, including $0.8 million increase in energy costs, $1.1 million in depreciation and increased indirect labor costs.

S, G & A Expenses -- Selling, general and administrative expenses increased by $1.8 million to $8.2 million for the second quarter of 2001 from $6.4 million for the prior period. The increase was due primarily to increased staffing levels in several key areas including executive management and finance, as well as increased legal and professional costs.

Amortization of Intangible Assets -- Amortization expense was $2.8 million for the second quarter of 2001 which approximates the $2.8 million incurred in the second quarter of 2000.

Interest Expense -- Interest expense for the three months ended June 30, 2001 was $13.8 million compared to $15.2 million for the same period in 2000. The decrease was due to lower average outstanding balances and lower interest rates during the second quarter of 2001.

Provision for Income Taxes -- Despite the pre-tax loss for the quarter, the company recorded a tax provision of $0.9 million as a result of non-income based state taxes. The effective tax rate was for the second quarter of 2000 was 44.5%.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

Sales -- Sales for the first half of 2001 decreased by $24.7 million, or 8.3%, to $272.4 million from $297.1 million for the prior period. The decrease was the result of lower North American vehicle production levels, partially offset by new business, resulted in an 8.6% decrease in sales at the company's North American operations. Changes in foreign currency exchange rates had the effect of reducing sales by approximately $3.7 million for the six months ended June 30, 2001.

Cost of Sales -- Cost of sales for the first half of 2001 decreased to $232.1 million from $240.7 million during the same period in 2000. Cost of sales as a percentage of sales was 85.2% for the first six months in 2001 and 81.0% in 2000. The increase in costs as a percent of sales is due to higher overhead and indirect expenses, including $3.1 million increase in energy costs, higher depreciation and increased indirect labor cost.

S, G & A Expenses -- Selling, general and administrative expenses increased by $3.3 million to $16.0 million for the first half of 2001 from $12.7 million for the prior period. The increase was due primarily to increased staffing levels in several key areas, including executive management, finance, and marketing.

Amortization of Intangible Assets -- Amortization expense was $5.7 million for the first half of 2001 compared to $5.3 million for the first half of 2000. The increase is principally due to amortization of additional goodwill which was recorded in the fourth quarter of 2000.

Interest Expense -- Interest expense for the six months ended June 30, 2001 was $28.0 million compared to $30.2 million for the same period in 2000. The decrease is due to lower average borrowings outstanding and lower interest rates.

Provision (Benefit) for Income Taxes -- The company recorded an income tax benefit of 22.0% for the six month period ended June 30, 2001 compared to an expense of 41.6% for the same period in 2000. The decrease in the effective rate is due primarily to the effect of non-income based state taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001, cash generated by operating activities totaled $8.8 million, compared to $9.2 million of cash generated for the same period of 2000. Cash generated from operations before changes in working capital items was $19.1 million for the 2001 period compared to $27.9 million in 2000. Increases in working capital used cash of $10.3 million during the first half of 2001 compared to $18.7 million for the same period in 2000. The reduction in working capital uses is primarily the result of improved management of receivables and inventory.

Net cash used in investing activities was $21.7 million during the first half of 2001 compared to $43.9 million in the prior period. Capital expenditures totaled $21.7 million in the first six months of 2001 and $38.3 million in 2000 and were primarily for equipment purchases related to new or replacement programs. Cash used for acquisitions totaled $5.6 million in 2000 related to the purchase of Shoreline.

Net cash provided by financing activities totaled $8.9 million for the first half of 2001 compared with $32.8 million for the same period in 2000.

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

The Company and certain of its direct and indirect subsidiaries entered into a senior credit facility which consists of (a) approximately $190.0 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French, (2) a pound sterling-denominated term loan to French in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million and (3) a pound sterling-denominated term loan to JLF UK in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million (collectively, the "tranche A term loan"); (b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. On November 30, 2000, the Company and its lenders amended the senior credit facility. The amendment adjusted certain restrictive covenants and the amortization schedule for the tranche A term loan. As of June 30, 2001, the Company had available borrowings under the senior credit facility of approximately $35.8 million.

As of June 30, 2001, rates on borrowings under the senior credit facility varied from 7.07% to 8.97%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of the Company's material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at June 30, 2001.

In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009. Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The subordinated notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at June 30, 2001.

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

Concurrent with the transaction described above, Tower Automotive exchanged the Company's 7.5% convertible subordinated promissory note into 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues paid in kind dividends at an annual rate of 7 1/2%. The dividends are convertible into shares of Class A common stock at a rate of $5,897 per share or Class A-2 common stock at a rate of $4,211 per share.

The Company's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond the Company's control. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. However, because it is difficult to predict the Company's liquidity and capital requirements in the future, it is not possible to predict whether it will be able to meet its debt service obligations in the long term. Even with respect to the short term, significant assumptions underlie the Company's belief that it will be able to meet its debt service obligations when due, including, among other things, that it will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If the Company were to generate insufficient cash flow from operations to service its indebtedness, to meet its other obligations and commitments, and to maintain compliance with restrictive covenants included in its credit agreements, the Company might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the indenture or the senior credit facility. In the event that the Company is unable to refinance the senior credit facility or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on the notes would be impaired.

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

As of June 30, 2001, the Company had interest rate swap agreements on $75 million of long-term debt and the fair value of such swap agreements were a liability of approximately $3.0 million.

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


                                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.


Date:  August 13, 2001                By /s/ Mark S. Burgess
                                        ---------------------------------------
                                         Mark S. Burgess
                                         Vice President, Chief Financial Officer