Form 10-Q
period 2001-09-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2001-11-14
CIK 1091601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

              Yes X                                       No ____
                  -

The number of shares outstanding of the Registrant's common stock at October 15, 2001 was 12,675 shares of Class A common stock, 7,124 shares of Class A-1 common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock and 14,248 shares of Class P common stock.

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         QUARTERLY FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                                               PAGE


     Condensed Consolidated Statements of Operations (unaudited) for the
     Three Months Ended September 30, 2001 and 2000                                             3

     Condensed Consolidated Statements of Operations (unaudited) for the
     Nine Months Ended September 30, 2001 and 2000                                              4

     Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited)
     and December 31, 2000                                                                      5

     Condensed Consolidated Statements of Cash Flows (unaudited) for the
     Nine Months Ended September 30, 2001 and 2000                                              6

     Notes to Condensed Consolidated Financial Statements (unaudited)                           7

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                             17


             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                         Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                          2001           2000
                                                       ----------    ----------

Sales                                                  $ 112,318      $ 125,011

Cost of sales                                             90,251        109,905
                                                       ----------     ---------
        Gross profit                                      22,067         15,106

Selling, general and administrative expenses               5,943          6,799

Amortization expense                                       2,688          2,677
                                                       ----------     ---------
        Operating income                                  13,436          5,630

Interest expense and other, net                           12,543         15,475
                                                       ----------     ---------
        Income (loss) before income taxes                    893         (9,845)

Provision (benefit) for income taxes                         927         (3,332)
                                                       ----------     ---------
        Net loss                                       $     (34)     $  (6,513)
                                                       =========      =========


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                           Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
Sales                                                     $384,682     $422,120

Cost of sales                                              322,391      350,589
                                                          --------     --------

        Gross profit                                        62,291       71,531

Selling, general and administrative expenses                21,897       19,518

Amortization expense                                         8,365        7,977
                                                          --------     --------
        Operating income                                    32,029       44,036

Interest expense and other, net                             40,547       45,715
                                                          --------     --------
        Loss before income taxes                            (8,518)      (1,679)

Provision (benefit) for income taxes                        (1,147)          78
                                                          --------     --------
        Net loss                                          $ (7,371)    $ (1,757)
                                                          ========     ========




                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                       September 30,       December 31,
                                                                            2001              2000
                                                                       -------------       ------------
                                                                         (unaudited)

                             Assets
Current assets:
       Cash and cash equivalents                                         $   1,579          $   6,053
       Accounts receivable, net                                             56,127             78,314
       Inventories                                                          26,621             40,546
       Other current assets                                                 21,613             20,076
                                                                         ---------           --------
             Total current assets                                          105,940            144,989

Property, plant and equipment, net                                         280,871            283,346
Intangible and other assets, net                                           344,008            348,209
                                                                         ---------           --------
                                                                         $ 730,819           $776,544
                                                                         =========           ========
              Liabilities and Stockholders' Deficit

Current liabilities:
       Current maturities of long-term debt                              $  34,899           $ 18,185
       Accounts payable                                                     58,326             94,728
       Accrued liabilities                                                  39,663             48,799
                                                                         ---------           --------
             Total current liabilities                                     132,888            161,712

Long-term debt, net of current maturities                                  354,019            362,706
Subordinated notes                                                         175,000            175,000
Other noncurrent liabilities                                                34,318             24,795
                                                                         ---------           --------
             Total liabilities                                             696,225            724,213
                                                                         ---------           --------

Redeemable common stock                                                     60,000             60,000

Stockholders' deficit:
       Common stock                                                             --                 --
       Additional paid-in capital                                           91,238             90,877
       Accumulated deficit                                                (105,549)           (92,886)
       Accumulated other comprehensive loss                                (11,095)            (5,660)
             Total stockholders' deficit                                   (25,406)            (7,669)
                                                                         ---------           --------
                                                                         $ 730,819           $776,544
                                                                         =========           ========

                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                ------------------------------------
                                                                                    2001                 2000
                                                                                --------------     -----------------
OPERATING ACTIVITIES:
      Net loss                                                                  $      (7,371)     $      (1,757)
      Adjustments to reconcile net loss to net cash provided by
        operating activities -
         Depreciation and amortization                                                 39,756             34,397
         Changes in other operating items                                             (13,222)             8,765
                                                                                --------------     -----------------
         Net cash provided by operating activities                                     19,163             41,405
                                                                                --------------     -----------------
INVESTING ACTIVITIES:
      Acquisitions, net                                                                    --             (5,614)
      Capital expenditures, net                                                       (30,385)           (67,103)
                                                                                --------------     -----------------
         Net cash used for investing activities                                       (30,385)           (72,717)
                                                                                --------------     -----------------
FINANCING ACTIVITIES:
      Revolving credit facility borrowings                                             26,265            127,155
      Repayment of revolving credit facility borrowings                                (9,226)          (108,790)
      Long-term borrowings                                                              6,597             14,434
      Repayment of long-term borrowings                                               (14,429)           (20,516)
      Capital investment                                                                  --              17,735
      Other, net                                                                       (1,449)                --
                                                                                --------------     -----------------
         Net cash provided by financing activities                                      7,758             30,018
                                                                                --------------     -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                 (1,010)              (539)
                                                                                --------------     -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (4,474)            (1,833)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                               6,053              4,900
                                                                                --------------     -----------------
      End of period                                                             $       1,579      $       3,067
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

     Sales and operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     The following presents comprehensive income, defined as changes in the stockholders' deficit of the Company, for the three and nine month periods ended September 30, 2001 and 2000 (in thousands):


                                            Three Months Ended        Nine Months Ended
                                                Sept. 30,                 Sept. 30,
                                          --------------------      ---------------------
                                            2001         2000         2001         2000
                                          -------      -------      --------      -------

     Net loss                             $   (34)     $(6,513)     $ (7,371)     $(1,757)
     Change in cumulative
       translation adjustment               2,901       (1,666)       (2,165)      (4,290)
     Cumulative effect of adoption
       of SFAS No. 133                         --           --        (1,223)          --
     Unrealized income (loss) on
       derivative instrument               (1,345)          --        (2,047)          --
                                          -------      -------      --------      -------
     Comprehensive income (loss)          $ 1,522      $(8,179)     $(12,806)     $(6,047)
                                          =======      =======      ========      =======

3. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. Goodwill amortization of $2.7 million and $8.4 million is included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2001. Effective January 1, 2002 amortization of goodwill will be excluded from the Company's statements of operations. The Company is currently evaluating the effect that adoption of the additional provisions of SFAS No. 142 that are effective January 1, 2002, will have on its results of operations and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

4. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     At January 1, 2001, the Company had an interest rate swap agreement on $75 million of long-term debt. The swap agreement, which expires in December 2003, has been designated as, and meets the criteria for cash flow hedges. Initial adoption of SFAS No. 133 resulted in the recording of a liability for the fair value of the swap agreement of $2.0 million, with the offset of $1.2 million, net of taxes, recorded in stockholders' deficit as a component of accumulated other comprehensive loss. At September 30, 2001, the fair value of the interest rate swap was a liability of $4.9 million.

5.   Inventories consisted of the following (in thousands):

                                        Sept. 30,        December 31,
                                          2001               2000
                                      ------------       ------------

          Raw materials               $     13,972       $     19,167
          Work-in-process                    6,152             11,143
          Finished goods                     6,497             10,236
                                      ------------       ------------
                                      $     26,621       $     40,546
                                      ============       ============


6.   Long-term debt consisted of the following (in thousands):

                                                  Sept. 30,        December 31,
                                                    2001              2000
                                                ------------       ------------


          Senior Credit Facility:
            Revolving credit facility           $     34,094      $      17,168
            Tranche A term loan                      153,574            163,210
            Tranche B term loan                      150,104            150,704
                                                ------------       ------------
                Total senior credit facility         337,772            331,082
          Other, net                                  51,146             49,809
                                                ------------       ------------
                                                     388,918            380,891
          Less-current maturities                    (34,899)           (18,185)
                                                ------------       ------------
                Total long-term debt            $    354,019       $    362,706
                                                ============       ============

     The Company and certain of its direct and indirect subsidiaries have a senior credit facility that includes a tranche A term loan, a tranche B term loan and revolving credit facility of $90 million. As of September 30, 2001, there were outstanding borrowings under the revolving credit facility of $34.1 million and outstanding letters of credit of $24.7 million.

     As of September 30, 2001, rates on borrowings under the senior credit facility varied from 6.85% to 8.25%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of the Company's material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors"). The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at September 30, 2001.

     Other long-term debt consists principally of obligations under capital leases and term loans of the Company's foreign subsidiaries.

7. In March 2000, the Company acquired all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate, Generation Machine, LLC (collectively, "Shoreline"). Shoreline manufactures high-pressure aluminum die cast components, principally for the automotive industry, from a facility in Benton Harbor, MI. Total consideration was approximately $5.6 million. The pro forma effects of the acquisition of Shoreline are not material.

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

8.   Supplemental cash flow information (in thousands):

                                          Three Months Ended              Nine Months Ended
                                               Sept. 30,                     Sept. 30,
                                       --------------------------     -------------------------
                                          2001            2000           2001           2000
                                       ----------     -----------     ----------     ----------

     Cash paid for -
       Interest                        $    8,697     $    10,336     $   38,263     $   40,347
       Income taxes                           118             575            530          1,639

9. As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. At December 31, 2000 the liability for those losses was $36.5 million. For the nine months ended September 30, 2001, the liability was reduced by $15.4 million due to sales of products subject to those contracts. The reserve for loss contracts at September 30, 2001 consisted of a $9.6 million current liability and $11.5 million of long-term liability.

10. Following is a summary of activity in the accumulated deficit account for the nine months ended September 30, 2001 and 2000 (in thousands):

                                           Nine Months Ended
                                               Sept. 30,
                                       ----------     -----------
                                          2001           2000
                                       ----------     -----------

        Beginning balance              $  (92,886)    $   (82,824)
        Net loss                           (7,371)         (1,757)
        Dividends                          (5,292)             --
                                       ----------     -----------
        Ending balance                 $ (105,549)    $   (84,581)

     The Company accrued dividends of approximately $3.6 million on the outstanding Class P common stock for the nine months ended September 30, 2001 and these dividends, which are payable in cash, are included in other non-current liabilities. The Company accrued dividends of approximately $1.7 million on the outstanding Class A-1 common stock for the nine months ended September 30, 2001 and these dividends are included in additional paid-in capital as they are payable, at the sole election of the holder, in either shares of (i) Class A common stock or (ii) Class A-2 common stock.

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

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                     J.L. French
                                     Automotive                      Non-
                                      Castings,     Guarantor      Guarantor
                                        Inc.        Companies      Companies     Eliminations    Consolidated
                                    ----------     ----------     ----------     ------------    ------------
OPERATIONS:

Sales                               $       --     $  319,898     $   64,784     $       --      $   384,682
Cost of sales                               --        266,317         56,074             --          322,391
                                    ----------     ----------     ----------     ----------      -----------
  Gross profit                              --         53,581          8,710             --           62,291
Selling, general and
 administrative expenses                 1,799         11,165          8,933             --           21,897
Amortization expense                        76          7,058          1,231             --            8,365
                                    ----------     ----------     ----------     ----------      -----------
  Operating income (loss)               (1,875)        35,358         (1,454)            --           32,029
Interest expense                        19,893         16,553          4,101             --           40,547
                                    ----------     ----------     ----------     ----------      -----------
  Income (loss) before
   income taxes, equity in
   earnings of
   subsidiaries                        (21,768)        18,805         (5,555)            --           (8,518)
Provision (benefit) for income
   Taxes                                (7,289)         7,055           (913)            --           (1,147)
Equity in earnings
   of subsidiaries                       7,108             --             --         (7,108)              --
                                    ----------     ----------     ----------     ----------      -----------
  Net income (loss)                 $   (7,371)   $    11,750     $   (4,642)    $   (7,108)     $    (7,371)
                                    ==========     ==========     ==========     ==========      ===========

RETAINED EARNINGS:

Beginning balance                   $  (92,886)    $   39,134     $   (7,532)    $  (31,602)      $  (92,886)

Net income (loss)                       (7,371)        11,750         (4,642)        (7,108)          (7,371)
Dividends                               (5,292)            --             --             --           (5,292)
                                    ----------     ----------     ----------     ----------       ----------
Ending balance                      $ (105,549)    $   50,884     $  (12,174)    $  (38,710)      $ (105,549)
                                    ==========     ==========     ==========     ==========       ==========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                      J.L. French
                                      Automotive                     Non-
                                       Castings,     Guarantor    Guarantor
                                         Inc.        Companies    Companies     Eliminations    Consolidated
                                     ------------    ---------    ----------    ------------    ------------

OPERATING ACTIVITIES:
 Net income (loss)
                                     $    (7,371)    $   11,750    $   (4,642)     $   (7,108)    $   (7,371)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities -
  Depreciation and amortization               76         31,797         7,883              --         39,756
   Income from subsidiaries               (7,108)            --            --           7,108             --
   Changes in other operating
    activities                             9,560        (24,958)        2,176              --        (13,222)
                                     -----------     ----------    ----------      ----------      ---------
   Net cash provided by (used
    for) operating items                  (4,843)        18,589         5,417              --         19,163
                                     -----------     ----------    ----------      ----------      ---------
INVESTING ACTIVITIES:
 Capital expenditures, net                    --        (18,229)      (12,156)             --        (30,385)
                                     -----------     ----------    ----------      ----------      ---------
     Net cash used for
        investing activities                  --        (18,229)      (12,156)             --        (30,385)
                                     -----------     ----------    ----------      ----------      ---------
FINANCING ACTIVITIES:
 Revolving credit facility
  borrowings                              22,000             --         4,265              --         26,265
 Repayments of revolving
  credit facility borrowings             (7,800)             --        (1,426)             --         (9,226)
 Long-term borrowings                        --              --         6,597              --          6,597
 Repayment of other borrowings            (7,919)        (1,087)       (5,423)             --        (14,429)
 Other                                    (1,449)            --            --              --         (1,449)
                                     -----------     ----------    ----------      ----------      ---------
     Net cash provided by
      (used for) financing
      activities                           4,832         (1,087)        4,013              --          7,758
                                     -----------     ----------    ----------      ----------      ---------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                             --           --          (1,010)             --         (1,010)
                                     -----------     ----------    ----------      ----------      ---------
NET CHANGES IN CASH
 AND CASH EQUIVALENTS                        (11)        (727)       (3,736)               --         (4,474)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                         22            803         5,228              --          6,053
                                     -----------     ----------    ----------      ----------      ---------
  End of period                      $        10     $      76     $    1,493      $       --      $   1,579
                                     ===========     ==========    ==========      ==========      =========


11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                         J.L. French
                                          Automotive                           Non-
                                          Castings,        Guarantor        Guarantor
                                             Inc.          Companies        Companies         Eliminations        Consolidated
                                         ----------       ----------        ---------         ------------        ------------

              Assets
Current assets:
 Cash and cash equivalents               $        10     $        76       $     1,493        $         --        $      1,579
 Accounts receivable, net                        126          37,441            18,560                  --              56,127
 Inventories                                      --          18,512             8,109                  --              26,621
 Other current assets                            396          16,287             4,930                  --              21,613
                                          ----------     -----------       -----------        ------------         -----------
   Total current assets                          532          72,316            33,092                 --              105,940
Property, plant and equipment,
 Net                                              --         179,602           101,269                 --              280,871
Investment in subsidiaries                   369,962              --                --           (369,962)                  --
Intangible and other assets, net              17,698         263,863            62,447                 --              344,008
                                         -----------     -----------       -----------       ------------         ------------
                                         $   388,192     $   515,781       $   196,808       $   (369,962)        $    730,819
                                         ===========     ===========       ===========       ============         ============
   Liabilities and Stockholders'
       Investment (Deficit)
Current liabilities:
  Current maturities of
   long-term debt                        $    27,506     $       173       $     7,220       $         --         $     34,899
  Accounts payable                                --          43,000            15,326                 --               58,326
  Accrued liabilities                         (1,957)         33,400             8,220                 --               39,663
                                         -----------     -----------       -----------       ------------         ------------
    Total current liabilities                 25,549          76,573            30,766                 --              132,888
                                         ===========     ===========       ===========       ============         ============
Long-term debt, net of
  current maturities                         412,184          41,850            74,985                 --             529,019
Other noncurrent liabilities                   7,915          19,779             6,624                 --              34,318
Intercompany                                 (96,842)         66,890            29,952                 --                  --
                                         -----------     -----------       -----------       ------------         -----------
  Total liabilities                          348,806         205,092           142,327                 --             696,225
                                         ===========     ===========       ===========       ============         ===========
Redeemable common stock                       60,000              --                --                 --              60,000
Stockholders' investment (deficit):
Additional paid-in capital                    91,238         259,805            71,447           (331,252)             91,238
Retained earnings (deficit)                 (105,549)         50,884           (12,174)           (38,710)           (105,549)

Accumulated other
  Comprehensive loss                          (6,303)             --            (4,792)                --             (11,095)
                                         -----------     -----------       -----------       ------------         -----------
Total stockholders' investment
    (deficit)                                (20,614)        310,689            54,481           (369,962)            (25,406)
                                         -----------      ----------       -----------       ------------         -----------
                                         $   388,192      $  515,781       $   196,808       $   (369,962)        $   730,819
                                         ===========      ==========       ===========       ============         ===========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                             (AMOUNTS IN THOUSANDS)


                                     J.L. French
                                     Automotive                        Non-
                                      Castings,      Guarantor      Guarantor
                                        Inc.         Companies      Companies      Eliminations    Consolidated
                                     ----------      ---------     -----------     ------------    ------------


Sales                               $        --      $  353,901    $     68,219    $        --      $    422,120
Cost of sales                                --         294,701          55,888             --           350,589
                                    -----------      ----------    ------------    -----------      ------------
  Gross profit                               --          59,200          12,331             --            71,531
Selling, general and
 administrative expenses                    685           9,810           9,023             --            19,518
Amortization expense                         84           6,585           1,308                            7,977
                                    -----------      ----------    ------------    -----------      ------------
  Operating income (loss)                  (769)         42,805           2,000             --            44,036
Interest expense                         24,393          16,465           4,857             --            45,715
                                    -----------      ----------    ------------    -----------      ------------
  Income (loss) before
   income taxes and equity in
   earnings of subsidiaries             (25,162)         26,340          (2,857)            --            (1,679)
Provision (benefit) for income
   taxes                                 (9,562)         10,009            (369)            --                78
Equity in earnings of
   subsidiaries                          13,843              --             --         (13,843)               --
                                    -----------      ----------    ------------    -----------      ------------
  Net income (loss)                 $    (1,757)     $   16,331    $     (2,488)   $   (13,843)     $     (1,757)
                                    ===========      ==========    ============    ===========      ============


11. Condensed consolidating guarantor and non-guarantor financial information (continued):

                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)


                                         J.L. French
                                          Automotive                         Non-
                                          Castings,        Guarantor      Guarantor
                                             Inc.          Companies      Companies        Eliminations          Consolidated
                                         -----------      ----------      --------         ------------          ------------

OPERATING ACTIVITIES:
 Net income (loss)                       $    (1,757)     $   16,331      $  (2,488)      $     (13,843)          $  (1,757)
 Adjustments to reconcile to net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization                  84          26,458          7,855                  --              34,397
   Income from subsidiaries                   13,843              --             --             (13,843)                 --
   Changes in other assets and
   liabilities                               (18,142)         (4,841)        4,062               27,686               8,765
                                         -----------      ----------      --------         ------------            --------
   Net cash provided by (used
    for) operating activities                 (5,972)         37,948         9,429                   --              41,405
                                         -----------      ----------      --------         ------------            --------
INVESTING ACTIVITIES:
 Acquisitions, net                            (5,623)         (5,614)           --                5,623              (5,614)
 Capital expenditures, net                        --         (40,216)      (26,887)                  --             (67,103)
                                         -----------      ----------      --------         ------------            --------
     Net cash used for
       investing activities                   (5,623)        (45,830)      (26,887)               5,623             (72,717)
                                         -----------      ----------      --------         ------------            --------
FINANCING ACTIVITIES:
 Borrowings on revolving
   credit facilities                          77,700              --        49,455                   --             127,155
 Repayment of borrowings on
  revolving credit facilities                (66,800)             --       (41,990)                  --            (108,790)
 Long-term borrowings                             --           1,403        13,031                   --              14,434
 Repayment of long-term
  borrowings                                 (17,357)           (394)       (2,765)                  --             (20,516)
 Capital investment                           17,735           5,623            --               (5,623)             17,735
                                         -----------      ----------      --------         ------------            --------
     Net cash provided by
      financing activities                    11,278           6,632        17,731               (5,623)             30,018
                                         -----------      ----------      --------         ------------            --------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                                 --              --          (539)                  --                (539)
                                         -----------      ----------      --------         ------------            --------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                           (317)         (1,250)         (266)                  --              (1,833)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                            393             665         3,842                   --               4,900
                                         -----------      ----------      --------         ------------            --------
  End of period                          $        76      $     (585)     $  3,576         $         --            $  3,067
                                         ===========      ==========      ========         ============            ========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)


                                        J.L. French
                                        Automotive                        Non-
                                         Castings,      Guarantor       Guarantor
                                           Inc.         Companies       Companies    Eliminations    Consolidated
                                       ------------    -----------     -----------   ------------    ------------


              Assets
Current assets:
 Cash and cash equivalents             $         22    $       803    $      5,228    $       --     $   6,053
 Accounts receivable, net                        --         51,285          27,029            --        78,314
 Inventories                                     --         29,830          10,716            --        40,546
 Other current assets                            --         13,661           6,415            --        20,076
                                       ------------    -----------     -----------     ---------     ---------
  Total current assets                           22         95,579          49,388            --       144,989
Property, plant and equipment,
 net                                             --        185,208          98,138            --       283,346
Investment in subsidiaries                  364,926             --              --      (364,926)           --
Intangible and other assets, net             21,361        266,088          60,760            --       348,209
                                       ------------    -----------     -----------     ---------     ---------
                                       $    386,309    $   546,875    $    208,286    $ (364,926)    $ 776,544
                                       ============    ===========     ===========     =========     =========
   Liabilities and Stockholders'
       Investment (Deficit)
Current liabilities:
  Accounts payable                     $        302    $    68,547    $     25,879    $       --      $ 94,728
  Accrued liabilities                         4,596         36,797           7,406            --        48,799
  Current maturities of
   long-term debt                            10,779          1,113           6,293            --        18,185
                                       ------------    -----------     -----------     ---------     ---------
    Total current liabilities                15,677        106,457          39,578            --       161,712
                                       ------------    -----------     -----------     ---------     ---------
Long-term debt                              422,730         41,997          72,979            --       537,706
Other noncurrent liabilities                     --         19,029           5,766            --        24,795
Intercompany                               (107,111)        79,648          27,463            --            --
                                       ------------    -----------     -----------     ---------     ---------
  Total liabilities                         331,296        247,131         145,786            --       724,213
                                       ------------    -----------     -----------     ---------     ---------
Redeemable common stock                      60,000             --              --            --        60,000
Stockholders' investment
  (deficit):
 Additional paid-in capital                  90,877        259,808          71,446      (331,254)       90,877
 Retained earnings (deficit)                (92,886)        39,936          (6,264)      (33,672)      (92,886)
 Accumulated other
  comprehensive loss                         (2,978)            --          (2,682)           --        (5,660)
                                       ------------    -----------     -----------     ---------     ---------
  Total stockholders' investment
    (deficit)                                (4,987)       299,744          62,500      (364,926)       (7,669)
                                       ------------    -----------     -----------     ---------     ---------
                                       $    386,309    $   546,875    $    208,286     $(364,926)     $776,544
                                       ============    ===========     ===========     =========     =========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company ordinarily begins working on products awarded for new or redesigned platforms two to five years prior to initial vehicle production. During such period, the Company incurs (1) costs related to the design and engineering of such products, (2) costs related to production of the tools and dies used to manufacture the products and (3) start-up costs associated with the initial production of such product. In general, design and engineering costs are expensed in the period in which they are incurred. Costs incurred in the production of the tools and dies are generally capitalized and reimbursed by the customer prior to production. Start-up costs, which are generally incurred 30 to 60 days immediately prior to and immediately after production, are expensed as incurred.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Sales -- Sales for the third quarter of 2001 decreased by $12.7 million, or 10.2%, to $112.3 million from $125.0 million for the prior period. The decrease was due principally to lower production levels by the Company's customers. Changes in foreign currency exchange rates had the effect of reducing sales by $1.4 million.

Cost of Sales -- Cost of sales for the third quarter of 2001 decreased by $19.6 million, or 17.8%, to $90.3 million from $109.9 million for the prior period. Cost of sales as a percentage of sales was 80.4% for the third quarter of 2001 compared to 87.9% for the prior period. The improvement in gross margins was the result of the Company's cost savings initiatives that have been implemented throughout 2001.

S, G & A Expenses -- Selling, general and administrative expenses decreased by $0.9 million to $5.9 million for the third quarter of 2001 from $6.8 million for the prior period. The decrease was due primarily to reductions in engineering and administrative employees.

Amortization Expense -- Amortization expense was $2.7 million for both the third quarter of 2001 and 2000.

Interest Expense and other, net -- Interest expense for the three months ended September 30, 2001 was $12.5 million compared to $15.5 million for the same period in 2000. The decrease was the result of lower average borrowings and lower effective rates on floating rate borrowings.

Income Taxes -- The Company recorded a tax provision of $927,000 for the quarter ended September 30, 2001. The tax provision is primarily the result of foreign and state income taxes. For the quarter ended September 30, 2000 the Company recorded a tax benefit at an effective rate of 33.9%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales -- Sales for the nine month period of 2001 decreased by $37.4 million, or 8.9%, to $384.7 million from $422.1 million in the prior period. The decrease was due to lower production levels by the Company's customers in 2001. Changes in foreign currency exchange rates had the effect of reducing sales by $3.9 million in 2001.

Cost of Sales -- Cost of sales for the nine month period of 2001 decreased by $28.2 million, or 8.0%, to $322.4 million from $350.6 million for the prior period. Cost of sales as a percentage of sales was 83.8% for the nine month period of 2001 and 83.0% for the prior period. The reduction in gross margin is due to the lower sales volume, partially offset by the Company's cost savings initiatives that have been implemented throughout 2001.

S, G & A Expenses -- Selling, general and administrative expenses increased by $2.4 million to $21.9 million for the nine month period of 2001 from $19.5 million for the prior period. The increase was due primarily to increased staffing levels in several key areas including executive management, finance, and marketing. As a percentage of sales S,G&A expenses was 5.7% in 2001 compared to 4.6% in 2000.

Amortization Expense -- Amortization expense of $8.4 million for the nine month period of 2001 is comparable to the $8.0 million recorded in the nine month period of 2000.

Interest Expense and other, net -- Interest expense for the nine months ended September 30, 2001 was $40.5 million compared to $45.7 million for the same period in 2000. The decrease is due to lower average debt balances outstanding and lower interest rates on floating rate indebtedness in 2001.

Income Taxes -- For the nine months ended September 30, 2001, the Company recorded a tax benefit of $1.1 million, an effective rate of 13.5%. During the same period in 2000, the Company recorded a tax provision of $78,000 on a pre tax loss of $1.7 million. The differences from the federal statutory rate is due to state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, cash generated by operating activities totaled $19.2 million, compared to $41.4 million of cash generated for the same period of 2000. Cash generated from operations before changes in working capital items was $32.4 million for the 2001 period compared to $32.6 million in 2000. Increases in working capital used cash of $13.2 million during the first nine months of 2001 compared to a source of $8.8 million for the same period in 2000.

Net cash used in investing activities was $30.4 million during the first nine months of 2001 compared to $72.8 million in the prior period. Capital expenditures totaled $30.4 million in the first nine months of 2001 and $67.1 million in 2000 and were primarily for equipment purchases related to new or replacement programs. Cash used for acquisitions totaled $5.6 million in 2000 related to the purchase of Shoreline.

Net cash provided by financing activities totaled $7.8 million for the first nine months of 2001 compared with $30.0 million for the same period in 2000.

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

The Company and certain of its direct and indirect subsidiaries entered into a senior credit facility which consists of (a) approximately $190.0 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French, (2) a pound sterling-denominated term loan to French in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million and (3) a pound sterling-denominated term loan to JLF UK in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million (collectively, the "tranche A term loan"); (b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. On November 30, 2000, the Company and its lenders amended the senior credit facility. The amendment adjusted certain restrictive covenants and the amortization schedule for the tranche A term loan. As of September 30, 2001, the Company had available borrowings under the senior credit facility of approximately $31.3 million.

As of September 30, 2001, rates on borrowings under the senior credit facility varied from 6.85% to 8.25%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of the Company's material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at September 30, 2001.

In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009. Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The subordinated notes contain certain restrictive covenants, and the Company was in compliance with all such covenants at September 30, 2001.

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

Concurrent with the transaction described above, Tower Automotive exchanged the Company's 7.5% convertible subordinated promissory note into 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues paid in kind dividends at an annual rate of 7 1/2%. The dividends are payable, at the sole election of the holder, in either (i) shares of Class A-2 common stock equal to the amount of the dividend to be paid divided by $4,211 or (ii) shares of Class A common stock equal to the amount of the dividend to be paid divided by $5,896.75. After Class P common stock holders receive the return of their investment and all accrued dividends, the holders of Class P common stock will share in any distributions ratably with holders of the other classes of outstanding stock. As of September 30, 2001 the Company has accrued $5.9 million in dividends which are included in additional paid-in capital.

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

As of September 30, 2001, the Company had interest rate swap agreements on $75 million of long-term debt and the fair value of such swap agreements were a liability of approximately $4.9 million.

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

Some of the Company's assets are located in foreign countries and are translated into U.S. dollars at currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' deficit. Accordingly, the Company's consolidated stockholders' deficit will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

                                 J.L. FRENCH AUTOMOTIVE CASTINGS, INC.


Date:  November 14, 2001         By /s/ Mark S. Burgess
                                    -------------------
                                        Mark S. Burgess
                                        Vice President, Chief Financial Officer