Form 10-K405
period 2001-12-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2002-03-26
CIK 1091601

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  ---------------------------------------------
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For the fiscal year ended:                         Commission file number:
         DECEMBER 31, 2001                                    333-84903

                ---------------------------------------------

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                        13-3983670
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

      4508 IDS CENTER
  MINNEAPOLIS, MINNESOTA                                    55402
   (Address of Principal                                 (Zip Code)
    Executive Offices)

       Registrant's telephone number, including area code: (612) 332-2335

                  ---------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                  ---------------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares outstanding of the Registrant's common stock at February 28, 2002 was 12,408 shares of Class A common stock, 7,124 shares of Class A-1 common stock 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of D-2 common stock, 3,592 shares of Class E common stock and 14,248 shares of Class P common stock.

         ----------------------------------------------------------------

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I

         Item 1.    Business                                                                    3
         Item 2.    Properties                                                                 13
         Item 3.    Legal Proceedings                                                          14
         Item 4.    Submission of Matters to a Vote of Security Holders                        14

PART II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters      15
         Item 6.    Selected Financial Data                                                    15
         Item 7.    Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                        16
         Item 7A.   Quantitative and Qualitative Disclosure about Market Risk                  21
         Item 8.    Financial Statements and Supplementary Data                                22
         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                       22

PART III

         Item 10.   Directors and Executive Officers of the Registrant                         23
         Item 11.   Executive Compensation                                                     24
         Item 12.   Security Ownership of Certain Beneficial Owners and Management             25
         Item 13.   Certain Relationships and Related Transactions                             27

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K           31

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

         French primarily sells to OEMs with Ford and GM accounting for approximately 52% and 36% of 2001 sales, respectively. French is a supplier on more than 20 Ford models, including many of its highest volume vehicles, such as the F-Series and Ranger trucks, Explorer and Taurus/Sable, its top four selling vehicles, and the Expedition, Windstar and Contour/Mystique. French is also a supplier on many of GM's highest volume vehicles, such as the Silverado and S-10 trucks, Trail Blazer and Malibu. In addition, French sells to Tier 1 automotive suppliers such as Robert Bosch, Delphi Automotive Systems, TRW and American Axle. French supplies substantially all of the products it sells to its automotive customers on a sole-source basis.

         French believes that it is among the lowest cost, most efficient producers of automotive aluminum die cast components and assemblies in the world. French's low cost structure is driven by its investment in highly customized equipment, its continuous focus on process improvements and its vertically-integrated manufacturing operations. The majority of the products French manufactures require annual volumes in excess of 100,000 units over production lives as long as seven years. As a result, French is able to continuously modify its equipment and production processes in order to increase efficiency, while maintaining high quality standards. In addition, French is vertically-integrated, possessing the only captive aluminum smelting capabilities among independent aluminum die casters in North America, which reduces its material costs, increases its supply base and provides French greater control over quality. French also possesses a broad range of capabilities that include design and engineering, tool and die making, precision machining, engineered assembly and testing operations. French believes that it has the most extensive machining capabilities among independent automotive aluminum die casters allowing it to supply highly-engineered, value-added assemblies.

         The Company's revenues have grown from approximately $113 million for the year ended December 31, 1995 to $506 million for the year ended December 31, 2001. The increase in revenues is the combination of internal growth and strategic acquisitions. In January 1998, the Company acquired Morris Ashby Ltd. ("JLF UK") which has operations in the U.K. In April 1998, French acquired Fundiciones Viuda de Ansola, S.A. ("Ansola"), a supplier of die cast automotive aluminum components in Spain. In August 1999, the Company acquired Inyecta Alum, S.A. De C.V. ("JLF Mexico"), a Mexican supplier of aluminum die castings. In October 1999, French acquired Nelson Metal Products Corporation ("Nelson") which produces aluminum die cast automotive components in two manufacturing facilities in the United States. In March 2000, the Company formed JLF Benton Harbor to acquire all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate Generation Machine, a Michigan based manufacturer of aluminum die cast components.

INDUSTRY TRENDS

         French's performance and growth is directly related to certain trends within the automotive market, including increases in aluminum content per vehicle, the growth of outsourcing, consolidation of the component supply industry and increases in global sourcing.

         Increasing Aluminum Content per Vehicle. Since 1990, the average aluminum content per vehicle in North America has increased an average of 15% annually. This increase has created significant opportunities for the automotive aluminum die casting industry. The factors driving the growth in demand for cast aluminum parts in the automotive sector include: (1) the light weight of aluminum; (2) favorable strength-to-weight ratio of an aluminum cast versus ferrous cast or stamped metal parts; and (3) aluminum's styling characteristics versus other materials, as seen in products such as aluminum wheels introduced over the last several years. However, the primary driving force behind the growth in aluminum applications in the automotive sector is vehicle weight reduction. OEMs are replacing ferrous metals, such as iron and steel, with aluminum as a means of reducing vehicle weight and increasing fuel efficiency in order to satisfy government mandated fuel economy standards.

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

         French produced its first transmission case for the F-Series truck in November 1997 and reached full production for this component in the second half of 1998, meeting an accelerated launch schedule established by Ford. In 1998, French produced approximately 308,000 transmission cases and in 2001 French produced over 405,000 units. As a result of French's success with the F-Series truck transmission case and available capacity at its Gateway facility, Ford awarded French a contract to supply a portion of the transmission cases for the Ford Ranger truck and Explorer. French produced 668,000 of these transmission cases in 2001.

         French's demonstrated ability to manufacture large castings solidified its position as a key supplier to Ford and positioned French for significant new business with Ford and other OEMs in transmission cases and other large castings such as bedplates. French believes only three other independent manufacturers have the capability to produce these large castings. To accommodate the production of the Ford Ranger and Explorer transmission cases and other anticipated new business from Ford and GM, French acquired three additional 3,500 ton die casting machines in early 1999.

COMPETITIVE STRENGTHS

     French possesses a number of competitive strengths that have enabled it to meet the demands of OEMs for fewer, global suppliers and to benefit from aluminum's continued replacement of other metals in vehicles.

         - Low Cost, Vertically-Integrated Manufacturer: French believes that its vertically-integrated operations and highly efficient manufacturing processes make it one of the lowest cost manufacturers of high volume automotive aluminum die cast components and assemblies in North America. The Company has captive aluminum smelting capabilities at its plants in Sheboygan, WI, Glasgow, KY, Mexico, the UK and Spain. The smelting capabilities reduce overall material costs and, more importantly, ensure a high quality metallurgy in the aluminum die casting. In addition, French has in-house tool and die making capabilities which support its manufacturing operations. French works closely with its equipment vendors to design robust, highly customized equipment, which is specifically adapted to French's manufacturing processes. Given French's focus on high volume, long production run products, French is able to improve the efficiency of its equipment and improve its manufacturing processes, which has resulted in improved productivity.

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

         - Broad Range of Global Manufacturing Capabilities: The breadth of French's global manufacturing capabilities enables it to compete for virtually any automotive aluminum die casting business in the world. French produces components and assemblies ranging in weight from 0.5 to over 45 pounds with aluminum die casting machines that range in size, as measured in lock-up force, from 120 to 3,500 tons. With the operations of JLF UK and Ansola, French has the capability to design, engineer and manufacture in Europe as well as North America. French's global manufacturing capabilities represent a competitive advantage, as only a few suppliers can meet the full aluminum die casting requirements of OEMs and only one other independent supplier can meet these requirements globally.

         - Advanced Product Design and Engineering Capabilities: French's extensive design and engineering capabilities have resulted in collaborative customer relationships that typically begin when French provides input on the engineering of new or redesigned products. In 1997, Ford awarded French its Full-Service Supplier Status, which acknowledged French's contribution to Ford's design and engineering process and solidified French's continued involvement in design-stage engineering projects.

         - Well Positioned on High Volume Product Platforms: French is a supplier on many of the highest volume product platforms, including the top two and 10 of the top 20 selling vehicles in the U.S. in 2001. In addition, approximately half of French's 2001 North American sales were derived from products manufactured for light vehicles. In recent years, light trucks have experienced greater sales growth than passenger cars. High volume light vehicle platforms and models on which French has content include the Ford F-Series and Ranger trucks, Explorer, Expedition and Windstar and the GM Silverado and S-10 trucks and Trail Blazer. French also supplies products for high volume passenger cars including Ford's Taurus/Sable and Escort/Focus and GM's Cavalier/Sunfire and Malibu.

         - High Product Quality: French's customers recognize its high product quality and low levels of defective parts. Quality control begins during the smelting process with metallurgic analysis and continues through the manufacturing, machining and assembly processes through preventative process controls and visual and automated quality inspections. All of French's facilities worldwide are QS-9000 certified. French is a Ford Q1 supplier.

BUSINESS STRATEGY

         French's strategic objective is to become the leading global supplier of aluminum die castings to OEMs. With the acquisitions of JLF UK, Ansola and JLF Mexico, French has the capability to globally manufacture a complete range of automotive aluminum die cast engine and drivetrain components and assemblies. Key elements of French's strategy include the following:

         - Pursue Continuous Operating Improvements: French continuously seeks to enhance its manufacturing equipment and processes to maximize throughput, product quality and timeliness of delivery and to minimize scrap and equipment down time. Utilizing the expertise of French's manufacturing and engineering personnel, French regularly upgrades its production equipment and processes through substantial investments in both new equipment and modifications of existing equipment. The machinery used throughout French's manufacturing processes is robust and highly customized and, in conjunction with its maintenance program, allows French to operate with faster cycle times and to reduce scrap rates and equipment down time. This operating philosophy has allowed French to improve productivity levels across all product lines.

         - Establish Relationships with New Customers: French seeks to diversify its customer base and increase volume by selectively pursuing relationships with new customers. Historically, French has focused on strengthening its relationships with Ford and GM. As French continues to expand globally and increase the range of castings it produces, French actively pursues relationships with other global OEMs and other Tier I suppliers.

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

PRODUCTS

         The following table sets forth the percentage of sales derived from the sale of certain products for the years ended December 31:

                     PERCENTAGE OF SALES BY PRODUCT CATEGORY

         Product Category                                                        2001         2000
         ----------------                                                        ----         ----
         Medium to Large Automotive Aluminum Die Castings
           Oil Pans........................................................       31%          30%
           Engine Front Covers.............................................        9%           9%
           Transmission Cases..............................................       12%          14%
           Other Medium to Large Aluminum Die Castings.....................       32%          31%
         Small Automotive Aluminum Die Castings............................       14%          13%
         Other Products....................................................        2%           3%
                                                                              -----------------------
           Total...........................................................      100%         100%
                                                                                =====        =====

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

         Small Automotive Aluminum Die Castings. Through its operations in the UK, Spain and Mexico, the Company generated approximately 14% of its 2001 sales from production of over 150 small automotive aluminum die cast components (generally weighing less than three pounds).

         Other Products. Also, through its operations in the UK, Spain and Mexico, French generated approximately 2% of its 2001 sales from non-automotive aluminum die cast components, primarily small home appliances and white goods parts.

CUSTOMERS AND MARKETING

         The North American automotive market is dominated by GM, Ford and DaimlerChrysler, with Japanese and other foreign manufacturers accounting for approximately 34% of the market. French's principal customers include OEMs, Tier 1 automotive suppliers and, to a very small extent, European white good manufacturers. Approximately 88% of French's 2001 sales were derived from OEMs, largely Ford and GM, which French supplies on a global basis. French's second largest category of customers is Tier 1 automotive suppliers, such as ACD Trident, Boge, Robert Bosch, Continental, Delphi Automotive Systems, American Axle, Happich, Knorr Brense, Nastech and Phoenix. Sales to these customers are made principally through French's European operations and represented approximately 10% of 2001 sales.

         The following is a summary of French's significant customers for each of the last three years:

                   Customer                                  2001            2000             1999
                   --------                                  ----            ----             ----
                   Ford.................................      52%             52%              54%
                   GM...................................      36%             36%              28%
                   Tier 1 Suppliers.....................      10%              9%              12%
                   Other................................       2%              3%               6%
                                                          -----------     ----------      ------------
                     Total..............................      100%           100%             100%
                                                          ===========     ==========      ============

         Largely as a result of its operations in the UK and Spain, French derives a significant amount of its sales from outside of North America. Set forth below is a summary of sales to customers located in the following geographic regions for the years ended December 31:

                Region                                        2001             2000            1999
                ------                                        ----             ----            ----
                North America......................             80%               81%             70%
                Europe.............................             19%               18%             30%
                Other..............................              1%                1%             --
                                                          -----------        ----------      -----------
                  Total............................            100%              100%            100%
                                                          ===========        ==========      ===========

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

         The following table presents an overview of the major models for which French has orders to supply products on current vehicles:

Customer                           Component or Assembly                               Vehicle
--------                           ---------------------                               -------
OEMS:
  Ford                        Oil Pan, FEAD Bracket                           Focus
                              2.5L Modular Oil Pan, FEAD                      Ranger, Mazda, Escape,  Mondeo
                                Bracket, Bedplate
                              3.8/4.2L Oil Pan, Front Cover,                  Mustang, F-Series, Windstar
                                Water Pump Housing, FEAD
                                Bracket
                              4.6L 4V Cam Cover                               Mustang, Continental
                              3.0L Front Cover                                Taurus/Sable, Ranger
                              3.0L Oil Pan, FEAD Bracket,                     Taurus/Sable
                                Bedplate
                              4.6/5.4/6.8L Front Cover                        Mustang, Town Car, Grand Marquis/ Crown Victoria,
                                                                              F-Series, Explorer/ Mountaineer
                              2.0L Zetec FEAD Bracket                         Focus
                              4.0L FEAD Bracket                               Explorer, Mountaineer
                              Transmission Case 4R100                         F-Series
                              Transmission Case 4R70W                         Ranger/Explorer, Mustang, Crown Victoria/Grand
                                                                              Marquis, Mark VIII, Town Car
                              Zetec Oil Pan                                   Mondeo, Fiesta/Ka
                              Sigma Oil Pan                                   Fiesta/Ka
                              1.3L HCS Oil Pan                                Escort, Fiesta/Ka
                              Zetec Ladderframe                               Mondeo, Fiesta/Ka
                              2.0/2.4/3.0L Cam Carrier                        Light truck diesel engine
                              Brackets                                        Various
                              Bearing Caps                                    Various
  Ford (Jaguar)               Cam covers                                      Various
                              Fascia panels (ashtrays)                        Various, X202, X350, X400
  GM                          3.1L Oil Pan                                    Century, Regal, Skylark, Grand Prix, Grand Am,
                                                                              Malibu, Monte Carlo
                              2.4L Timing Chain Housing                       Cavalier,  Skylark, Grand Am, Sunfire
                              4.3L Oil Pan                                    Van, Sports Van, Trail Blazer, Astro, GMT800,
                                                                              S-10, GMC Jimmy, Vandura, Safari, Bravada
                              3.8L Oil Pan                                    Riviera, Park Avenue, Century, Regal
                              5.3L Oil Pan, FEAD Bracket                      GMT 800, Yukon, Silverado, Sierra, Suburban,
                                                                              Tahoe, Denali
TIER 1 SUPPLIERS:
  ACD Trident                 Motor subassembly components                    Various
  American Axle               Axle Tube                                       Various
  Boge                        Vibration control cast mounts for engines       Various
  Delphi Automotive Systems   Steering system housings and engine covers      Various GM
  Happich                     Roof rack center brackets                       Various Opel and Mercedes
  Knorr Brense                Braking systems                                 Various heavy trucks
  Nastech                     Steering column components                      Various Volkswagen
  Phoenix                     Drive-shaft control mounts                      Various
  Phoenix, Continental        Vibration-control cast mounts for engines and   Opel Astra
                              gear boxes
  Robert Bosch                Electronic circuit housings (ABS, Airbag,       Various
                              etc.)
  TRW                         Electronic power assist steering                Various
  Visteon (Hungary, Brazil,   Housing for 1.1-2.9 KW starter motors           Various
  India)
  Visteon (Portugal)          Housing for airbag electronic control units     Various
  Visteon (Spain)             Bottom covers and heatsinks for electronic      Various
                              systems
                              Bearing Caps                                    I4, Mondeo, Focus
                              OFA                                             I4, Mondeo, Focus
                              FEAD Brackets                                   Mondeo, Focus, Fiesta
  Visteon Swansea             Cover Axle New Jaguar Program                   X202

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

         Consistent with French's value-added engineering focus, French has developed relationships with the engineering departments of its customers. These relationships not only help identify new business opportunities, but also enable French to compete based on the quality of its products and services, rather than exclusively on price. French is currently involved in the design stage of several products for its customers and will begin production of these products in the years 2002 to 2004.

MANUFACTURING

         The entire production process from aluminum scrap or ingot to production-line-ready aluminum die cast product typically takes under four hours, depending upon the amount of machining and assembly associated with the particular component. Although French's production facilities currently utilize slightly different processes, French is establishing uniform processes to elevate the efficiency of JLF UK, Ansola, JLF Mexico and Nelson to that of J.L. French's Wisconsin operations.

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

         Aluminum Smelting. French's manufacturing process begins with the smelting of aluminum. Smelting is the process of refining metal and altering its chemical composition by adding or removing elements. By having this expertise in-house, French is able to purchase lower grade, less expensive, scrap aluminum and refine it to a level suitable for high quality aluminum die castings. The Company has aluminum smelting capabilities at its plants in Sheboygan, WI, Glasgow, KY, Mexico, the UK and Spain.

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

         Quality. French believes that it is one of the highest quality manufacturers in the automotive aluminum die casting industry and the number of defective parts per million pieces shipped to French's customers is among the lowest in the industry. The strength of French's overall design, production and delivery capabilities is reflected in the supplier quality ratings received from its major customers. French holds Ford's Q1 award. Maintenance of high quality performance ratings at all customers is instrumental in obtaining new business and maintaining existing programs with French's customers. In addition to customer quality recognition, each of French's operations are QS 9000 certified, which is required to be a Tier 1 supplier. JL French is currently pursuing certification to the ISO 14001 standard and expects certification for each of its operations in 2003.

COMPETITION

         The aluminum die casting industry is highly competitive and fragmented. French principally competes for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program. Competitive factors in the market for French's products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. French's major competitors are Ryobi Die Casting (USA), Inc., Metaldyne, Amcan, Toralcast, Bocar/Auma and Intermet Corporation, as well as the internal aluminum casting operations of GM and DaimlerChrysler.

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

         Due to its large production volume, French has the necessary scale to economically operate a captive secondary aluminum processing operation at each of its two Wisconsin plants as well as recently in Glasgow, UK Witham and Spain. French purchases less costly scrap aluminum and off-grade aluminum ingot and refines the metal to the required specifications. Unlike French's competitors who lack the ability to upgrade aluminum alloy, French's secondary aluminum smelting capability enables it to lower raw material costs and to control the quality of its processed aluminum. French has the capacity to process and upgrade up to more than 300 million pounds of aluminum per year, which currently exceeds its production requirements.

         French's contracts with customers typically provide for price adjustments related to changes in the cost of aluminum alloy, as quoted on the London Metals Exchange or Platts. As a result, French has limited exposure to aluminum market price fluctuations.

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

EMPLOYEES

         As of December 31, 2001, the Company had 3,559 employees. Overall, approximately 15% of French's employees are salaried and the balance are hourly. The Company's Grandville, Michigan facility is party to a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Workers of America, UAW and its local #19, which expires in August 2004. In addition, several of the Company's European operations either recognize a union or have employees that are members of unions as individuals.

(b)      DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical fact, included in this Form 10-K or incorporated by reference herein, including without limitation the statements under "Business" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of acquisitions; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; (vii) the highly competitive nature of the automotive supply industry; and (viii) such other factors noted in this Form 10-K with respect to the Company's business. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 2.  PROPERTIES

FACILITIES

         The Company's corporate office is located in Minneapolis, Minnesota and its operating headquarters is located at the Taylor Drive facility in Sheboygan, Wisconsin.

         The following table provides information regarding French's principal facilities:

                                                                                         Approximate
                                                                                       Square Footage
                  Location                                   Type                        Or Acreage                 Interest
                  --------                                   ----                        ----------                 --------
Sheboygan, Wisconsin..............     Operating Headquarters/Die Casting
                                         and Machining Plant (Taylor Drive).......         260,000 sq. ft.           Owned
Sheboygan, Wisconsin..............     Die Casting and Machining Plant
                                         (Gateway)................................         240,000 sq. ft.           Owned
Sheboygan, Wisconsin..............     Warehouse..................................          50,000 sq. ft.           Leased
Grandville, Michigan..............     Die Casting and Machining Plant............         224,000 sq. ft.           Owned
Glasgow, Kentucky.................     Die Casting Plant..........................         175,000 sq. ft.           Owned
                                       Machining Plant............................         172,000 sq. ft.           Leased
                                       Warehouse..................................         108,000 sq. ft.           Leased
Benton Harbor,
Michigan..........................     Die Casting and Machining Plant........              50,000 sq. ft.           Leased
                                       Warehouse..................................          10,000 sq. ft.           Leased
Witham, England...................     Administrative/Die Casting and
                                         Machining Plant..........................         328,000 sq. ft.           Owned
Presteigne, Wales.................     Die Casting Plant..........................         136,000 sq. ft.           Owned
Cheshunt, England.................     Die Casting Plant..........................          44,000 sq. ft.           Leased
Birmingham, England...............     Toolmaking Plant...........................           6,000 sq. ft.           Owned
Brighouse, England................     Toolmaking Plant...........................          11,000 sq. ft.           Owned
San Andres de Echevarria,
  Spain...........................     Administrative/Die Casting and
                                         Machining Plant and warehouse............         171,000 sq. ft.           Owned
Saltillo, Mexico..................     Die Casting and Machining Plant............         147,000 sq. ft.           Owned


         The Company also has sales and service offices located in Ashland, Ohio; Dearborn, Michigan; Chihuahua and Ramos Arizpe, Mexico; Bridgend, England; Valencia, Spain; Cologne and Dusseldorf, Germany.

         Utilization of French's facilities varies with North American and European light vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing. All properties in the United States and the U.K. are pledged as collateral to secure the repayment of French's senior credit facility.

         The machining facility in Glasgow, Kentucky was financed through approximately $1.6 million of industrial revenue bonds, which were issued to Glasgow/Barren County Industrial Development Economic Authority. To secure repayment of these bonds, French has transferred title of this facility to Glasgow/Barren County, which leases back the facility to the Company. Upon the final lease payment on November 1, 2006, the Company has the right to purchase this property from Glasgow/Barren County for $1.00.

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

ENVIRONMENTAL MATTERS

         The Company is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Although the Company has made and will continue to make capital and other expenditures to comply with environmental requirements, it does not expect to incur material capital expenditures for environmental controls in 2002. Certain of French's operations generate hazardous substances and wastes. If a release of hazardous substances occurs on or from French's properties or any associated offsite disposal location, or if contamination is discovered at any of the Company's current or former properties, French may be held liable, and the amount of such liability could be material.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of Stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         None.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for French presented below for each of the years in the five-year period ended December 31, 2001, is derived from J.L. French Automotive Castings, Inc.'s Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The financial statements at December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 and the auditor's report thereon are included elsewhere in this report. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and French's Financial Statements and Notes to Financial Statements, included elsewhere in this report.

                                              Years Ended December 31,
                              1997        1998(1)      1999(2)      2000(3)        2001
                              ----        -------      -------      -------        ----
                                              (Dollars in thousands)
Statement of Operations
Data:
  Sales                     $161,755     $254,343     $351,829     $557,002        $505,709
  Cost of sales              108,767      179,693      267,514      470,647         414,310
  Gross profit                52,988       74,650       84,315       86,355          91,399
  Selling, general and
    administrative             5,649       16,802       19,577       25,544          27,413
    expenses
  Recapitalization                --           --       22,425           --              --
    expenses
  Amortization of
    intangibles               20,680       16,861       11,167       11,289          14,735
                           ---------    ---------     --------    ---------       ---------
  Operating income            26,659       40,987       31,146       49,522          49,251
  Interest expense            13,981       20,533       37,326       62,538          53,618
                           ---------    ---------     --------    ---------       ---------
  Income (loss) before
    income taxes and
    extraordinary item        12,678       20,454       (6,180)     (13,016)         (4,367)
  Provision (benefit) for
    income taxes               4,954        8,299         (595)      (3,542)          2,555
                           ---------    ---------     --------    ---------       ---------
  Income (loss) before
    extraordinary item         7,724       12,155       (5,585)      (9,474)         (6,922)
  Extraordinary item              --          805        8,112           --              --
                           ---------    ---------     --------    ---------       ---------
  Net income (loss)           $7,724      $11,350     $(13,697)     $(9,474)        $(6,922)
                           =========    =========     ========    =========       =========

                                                        December 31,
                            -------------------------------------------------------------------
                               1997          1998          1999          2000          2001
                               ----          ----          ----          ----          ----
Balance Sheet Data
  (at end of period):
    Working capital
       (deficit)            $   23,894    $   22,233    $   15,366      $(16,723)     $(48,807)
    Total assets               235,202       404,793       695,234       776,544       700,909
    Total debt                 134,391       211,580       606,444       555,891       551,241
    Total stockholders'
      investment (deficit)      76,807       124,688       (41,593)       (7,669)      (26,696)

---------------------------------
(1)  Includes the results of operations of (i) JLF UK from January 12, 1998 and
     (ii) Ansola from April 30, 1998.
(2) Includes the results of operations of (i) JLF Mexico from August 17,1999 and (ii) Nelson from October 15, 1999.
(3)  Includes the results of operations of JLF Benton Harbor from March 17,
     2000.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         Sales. Sales decreased from $557.0 million for the year ended December 31, 2000 to $505.7 million for the year ended December 31, 2001. Foreign currency changes had the effect of reducing sales by approximately $3.7 million for 2001. The remaining decrease was the result of lower automotive and light truck production by the Company's customers, partially offset by new business that began production during 2001.

         Cost of Sales. Cost of sales decreased by $56.3 million to $414.3 million in 2001 compared to $470.6 million in 2000. As a percentage of sales, cost of sales was 81.9% in 2001 compared to 84.5% in 2000. The increase in gross margins was the result of cost containment programs implemented by the company during the year, and improved operating efficiencies at Nelson.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $25.5 million in 2000 to $27.4 million in 2001. The increase was due primarily to increased staffing levels in several key areas including executive management, finance and marketing. As a percentage of sales, S,G&A expenses were 5.4% in 2001 compared to 4.6% in 2000.

         Amortization of Intangible Assets. Amortization expense was $14.7 million in 2001 compared to $11.3 million in 2000. Amortization expense for 2001 includes approximately $4.0 million related to the write-off of goodwill associated with the Company's Mexican operations. Goodwill is being amortized on a straight-line basis over 40 years.

         Interest Expense. Interest expense decreased from $62.5 million in 2000 to $53.6 million in 2001. The decrease is due to lower average interest rates and lower average outstanding debt balances.

         Provision (Benefit) for Income Taxes. The pre tax loss for 2001 was $4.4 million compared to the pre tax loss of $13.0 million in 2000. In 2001, the Company recorded an income tax provision of $2.6 million, representing federal and state taxes on earnings of domestic and foreign subsidiaries. The 2001 tax expense results from providing a valuation allowance for tax benefits associated with foreign losses and from amortization of non-deductible goodwill. In 2000, the Company recorded an income tax benefit of $3.5 million, representing an effective tax rate of 27.2%. The effective tax rate is less than the statutory rate due to valuation allowances established for the tax benefit of foreign losses and amortization of non-deductible goodwill.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         Sales. Sales increased to $557.0 million for the year ended December 31, 2000 from $351.8 million in 1999. Approximately $194 million of the increase resulted from the acquisitions of Nelson on October 1999. Foreign currency changes had the effect of reducing sales by approximately $7 million for 2000. The remaining increase is the result of incremental new business, and the impact of increases in production by the Company's customers.

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

LIQUIDITY AND CAPITAL RESOURCES

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

         In connection with the recapitalization, French and certain of its direct and indirect subsidiaries entered into the senior credit facility that provided for aggregate borrowings of approximately $370.0 million. On October 15, 1999, the Company amended and restated its senior credit facility in connection with its acquisition of Nelson to provide for an additional $100.0 million of available borrowings. On November 30, 2000, the Company and its lenders amended the senior credit facility to defer certain principal repayments scheduled for 2001 to future years and to amend certain restrictive covenants included in the senior credit facility.

         The Company's senior credit facility currently consists of: (a) approximately $190.0 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French, (2) a pound sterling-denominated term loan to French in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million and (3) a pound sterling-denominated term loan to JLF UK in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million (collectively, the "tranche A term loan"); (b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. As of December 31, 2001, the Company had outstanding borrowings of approximately $325.0 million and additional borrowing availability of approximately $39.5 million under the senior credit facility.

         As of December 31, 2001, rates on borrowings under the senior credit facility varied from 5.7% to 7.0%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The Company was in compliance with the restrictive covenants under the senior credit facility at December 31, 2001.

         In connection with the recapitalization, the Company also entered into a subordinated financing facility providing for borrowings of $130.0 million, which was fully drawn in connection with the recapitalization. The subordinated financing facility had a final maturity of October 21, 2008.

         In May 1999, the Company completed an offering of $175.0 million of 11 1/2% Senior Subordinated Notes due 2009. The net proceeds of the offering of approximately $169.6 million and $0.4 million of cash on hand were used to retire all of the borrowings under the subordinated financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan of the senior credit facility.

         In connection with the acquisition of Nelson in October 1999, the Company borrowed $30.0 million from Tower Automotive, Inc. in exchange for issuance of a 7 1/2% convertible subordinated promissory note due October 14, 2009. As discussed below, this convertible note was converted into Class A-1 common stock.

         On May 24, 2000, certain stockholders acquired 3,077 shares of Class A common stock, 463 shares of Class D-1 common stock, 497 shares of Class D-2 common stock and 240 shares of Class E stock. Total consideration to the Company was approximately $17.9 million. Such proceeds were used to partially fund the Nelson acquisition.

         On November 30, 2000, certain stockholders acquired 14,248 shares of nonvoting Class P common stock for total consideration to the Company of $60 million. The Class P common stock accrues dividends at an annual rate of 8% and the dividends are payable in cash at the time of redemption of the Class P common stock. The Class P common stock is mandatorily redeemable at the time of a sale of the Company, as defined. In addition, the holders of the Class P common stock may require the Company to redeem such shares at any time after December 15, 2009. This equity investment was a condition to the amendment to the Company's existing senior credit facility.

         Concurrent with the transaction described above, Tower Automotive exchanged its 7 1/2% convertible subordinated promissory note for 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues pay-in-kind dividends at an annual rate of 7 1/2%. The dividends are payable, at the sole election of the holder, in either (i) shares of Class A-2 common stock equal to the amount of the dividend to be paid divided by $4,211 or (ii) shares of Class A common stock equal to the amount of the dividend to be paid divided by $5,896.75. As of December 31, 2001, the Company has accrued $1.9 million in dividends which are included in additional paid-in capital. No dividends were recorded during the fourth quarter of 2001 as the Company determined at the time that the common stock has minimal, if any, value.

         During 2001, cash provided from operations was $37.1 million, compared to $49.6 million for 2000. Cash generated from operations before changes in working capital items was $55.9 million in 2001 compared to $38.6 million in 2000. Changes in working capital decreased cash by $18.8 million during 2001 compared to increasing cash by $11.0 million in 2000. The decrease in working capital is primarily the result of a reduction in trade receivables and inventory.

         Net cash used in investing activities was $37.2 million during 2001 compared to $108.6 million in 2000. Capital expenditures totaled $37.2 million in 2001 and $102.9 million in 2000 and were primarily for equipment purchases related to new or replacement programs, and new building expansions. Net cash used in financing activities was $3.9 million in 2001 compared with cash provided of $62.5 million in 2000.

Capital expenditures totaled approximately $37.2 million in 2001 as compared to $102.9 million in 2000. Capital expenditures in 2001 were primarily for equipment and dedicated tooling purchases related to new or replacement programs. The Company expects that capital expenditures will be approximately $40.0 million in 2002.

         As a result of the April 1999 recapitalization and subsequent acquisitions, the Company has a significant amount of indebtedness. As of December 31, 2001, the Company had approximately $551.2 million of long-term debt, including obligations under capitalized lease obligations, and approximately $106.3 million of stockholders' deficit. The Company's earnings were insufficient to cover its fixed charges for the year ended December 31, 2001 by approximately $5.6 million. As of December 31, 2001, the Company had negative working capital of $48.8 million The aggregate maturities of long-term debt, including obligations under capital leases, for each of the five years subsequent to December 31, 2001 are as follows (in thousands):

                                                                  Amount
                                                                  ------
            2002                                               $     47,306
            2003                                                     77,150
            2004                                                     56,417
            2005                                                     41,415
            2006                                                    149,465
            2007 and thereafter                                     179,488
                                                               ------------
                                                               $    551,241
                                                               ============

         The Company's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond the Company's control. For example, the general slowdown in the U.S. economy that resulted in lower automotive and light truck production during 2001 had a negative impact on the Company's operations. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations and other liquidity needs over the next twelve months. Significant assumptions underlie the Company's belief that it will be able to meet its short-term liquidity needs, including, among others things, that there will be no further decline in automotive production levels from 2001, that there will be no further material adverse developments in the Company's business and that the cost improvement projects previously implemented by the Company will be successful. There can be no assurances that these assumed events will occur.

         Over the long-term, the Company believes that it will need to refinance, amend or restructure its existing debt arrangements to, among other things, adjust their existing amortization schedules. If the Company is unsuccessful in refinancing, amending or restructuring such indebtedness, the Company would be forced to dispose of assets to obtain funds to repay such indebtedness. There is no assurance that the Company will be successful in refinancing, amending or restructuring its indebtedness or that asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or that such dispositions would be permitted by the terms of the indenture or the senior credit facility.

         Based upon financial projections for 2002, the Company anticipates that it will not be in compliance with a financial covenant in its senior credit facility as of December 31, 2002. If economic and industry conditions continue to improve over projected levels, the Company may be able to satisfy this covenant as of the end of 2002. Alternatively, the Company will be required to seek a waiver in such event of non-compliance from its lenders. No adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this potential event of non-compliance. In the event the Company fails to comply with this covenant or any of the other terms of the senior credit facility, it would be in default thereunder, and the maturity of substantially all of its long-term indebtedness could be accelerated. In the event of such an acceleration, the Company would need to refinance or restructure its borrowings under the senior credit facility, as discussed above.

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

         The Company manages its interest rate risk by balancing the amount of its fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2001, all of the Company's debt other than the outstanding notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $4.0 million.

         The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company's interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 4.8%. The interest rate swap agreement matures December 31, 2003. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of December 31, 2001 was a liability of $3.4 million, which is recorded in the Company's December 31, 2001 balance sheet.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30,

2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the provisions of SFAS No. 142 beginning January 1, 2002. As of December 31, 2001, the Company has unamortized goodwill of $288.2 million that will be subject to the provisions of SFAS No. 142. Amortization expense recorded during 2001 was $14.7 million. The Company has not yet determined the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

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

CRITICAL ACCOUNTING POLICIES

         In December, 2001, the SEC requested that all registrants list their most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

         Reserve for Doubtful Accounts. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. Detail reviews are conducted on any accounts significant arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available to us, we believe our reserve for doubtful accounts as of December 31, 2001 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

         Loss Contracts. The Company is committed under certain existing agreements to supply products to its customers at selling prices, which are not sufficient to cover the costs to produce such product. These agreements were part of an acquisition made by the Company. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the Company's obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. Any change in the estimate will result in a change in period income. Refer to note 6 of the accompanying financial statements.

         Valuation of Long-Lived Assets and Investments. We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, the Company would recognize an impairment loss. In 2001, the current and historical operating and cash flow losses of certain operating segments combined with forecasts that demonstrate continuing losses prompted the Company to assess the recoverability of the goodwill and other long-lived assets of these operating segments. Based on the Company's assessment, the carrying value of JLF Mexico's goodwill exceeded its fair value. Accordingly, the Company recorded in 2001 an impairment charge of approximately $4.0 million to write down the goodwill. The impairment charge is reflected as a non-cash charge in the accompanying consolidated statements of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to French's current directors and executive officers and their ages as of December 31, 2001:

Name                                       Age       Principal Position(s)
----                                       ---       ---------------------
S.A. ("Tony") Johnson...................    61       Chairman and Director
David S. Hoyte..........................    54       President, Chief Executive Officer and Director
Mark S. Burgess.........................    42       Chief Financial Officer
Charles M. Waldon.......................    52       Chief Technical Officer and Director
Juan Manuel Orbea.......................    49       General Manager of Ansola
Anthony A. Barone.......................    52       Director
Dugald K. Campbell......................    55       Director
A. Kipp Koester.........................    63       Director
Eric J. Rosen...........................    40       Director
Scott D. Rued...........................    45       Director
Karl F. Storrie.........................    63       Director
John L. Thomson.........................    50       Director

         S.A. ("Tony") Johnson has served as Chairman and a Director of French since the recapitalization. Mr. Johnson has been the Chairman of Hidden Creek since May 2001. From 1989 to May 2001, he was Chief Executive Officer and President of Hidden Creek. Mr. Johnson is also a General Partner of J2R Partners
III. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Mr. Johnson served as Chairman and a Director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 to August 1995. Mr. Johnson is also Chairman and a Director of Tower Automotive, Inc., a leading designer and producer of structural components and assemblies for the global automotive industry, and Dura Automotive Systems, Inc., a manufacturer of driver control systems, window systems and door systems for the global automotive industry.

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

         Mark S. Burgess has served as Executive Vice President and Chief Financial Officer of French since November 6, 2000. From 1999 through October 2000 Mr. Burgess was President of Trailmobile Canada Limited. From 1990 through 1999 he served as Vice President and Chief Financial Officer of Trailmobile Corporation. From 1985 to 1990 Mr. Burgess was a Vice President at Chase Manhattan Bank.

         Charles M. Waldon has been a Director of French since April 1996. Mr. Waldon was named Executive Vice President and Chief Technical Officer of French on February 7, 2001. From April 1996 to February 2001, he served as President, Chief Executive Officer of French. Mr. Waldon joined J.L. French in 1983 and became Executive Vice President -- Manufacturing in 1987. Prior to joining J.L. French, Mr. Waldon was employed for 16 years by GM in its aluminum die castings operations in Bedford, Indiana.

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

         Dugald K. Campbell has served as a Director of French since May 1999. Mr. Campbell has also served as President, Chief Executive Officer and a Director of Tower Automotive, Inc. since December 1993. From 1991 to 1993, Mr. Campbell has served as a consultant to Hidden Creek. From 1988 to 1991, he served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1972 to 1988, Mr. Campbell held various executive, engineering and marketing positions with Allied Automotive, a manufacturer of vehicle systems and components and a subsidiary of Allied Signal, Inc.

         A. Kipp Koester has served as a Director of French since the recapitalization. Mr. Koester has served as a Managing Director of Northwestern Investment Management Company (a Northwestern Mutual Company) since January 1998. From July 1987 through December 1997, Mr. Koester was a vice president at The Northwestern Mutual Life Insurance Company.

         Eric J. Rosen has served as a Director of French since the recapitalization. Mr. Rosen is Managing Director of Onex Investment Corp., a diversified industrial corporation and an affiliate of Onex, and served as a Vice President of Onex Investment Corp. from 1989 to February 1994. Prior thereto, Mr. Rosen was employed in the merchant banking group at Kidder, Peabody & Co. Incorporated from 1987 to 1989. Mr. Rosen is also a Director of Dura Automotive Systems, Inc.

         Scott D. Rued has served as a Director of French since April 2001. Mr. Rued has been Chief Executive Officer and President of Hidden Creek since May 2001. From January 1994 through May 2001, he served as Executive Vice President and Chief Financial Officer of Hidden Creek and from June 1989 through 1993 was Vice President -- Finance and Corporate Development of Hidden Creek. Mr. Rued is also a Director of Tower Automotive, Inc. and The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

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


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation information for 2001, 2000 and 1999 for French's chief executive officer and the four other executive officers of French who were its most highly compensated executive officers for that year ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               ANNUAL COMPENSATION
                                                                           -----------------------------
                                                              SALARY       BONUS         OTHER ANNUAL           ALL OTHER
NAME AND PRINCIPAL POSITION                                   ($)(4)       ($)(4)     COMPENSATION($)(5)   COMPENSATION($)(6)
---------------------------                                  --------     --------    ------------------   ------------------
David S. Hoyte...............................
  President and Chief Executive Officer(1)         2001      $328,846     $371,000             --              $152,924


Charles M. Waldon............................      2001       350,000       78,750          2,080                 2,889
  Executive Vice President, Chief                  2000       350,000           --          2,286                 2,080
    Technical Officer(2)                           1999       350,000      400,000          2,809                 2,080

Mark S. Burgess.............................
  Executive Vice President, Chief                  2001       325,000       73,125             --                 9,524
    Financial Officer(3)                           2000        43,561      100,000             --                    --

Juan Manuel Orbea...........................       2001       205,405       24,000          6,000
  Managing Director of Ansola                      2000       202,812           --          6,000                    --
                                                   1999       204,828           --          5,000                    --

Steven Moore.................................
  Managing Director of Michigan                    2001       180,000       36,600             --                    --
    Operations(7)                                  2000       160,000           --             --                    --
                                                   1999        38,958       10,000

(1) Mr. Hoyte was appointed president and chief executive officer on February 7, 2001.
(2) Mr. Waldon served as president and chief executive officer through February 7, 2001.
(3) Mr. Burgess was appointed vice president and chief financial officer on November 6, 2000.
(4) Includes amounts deferred by employees under French's 401(k) employee savings plan, pursuant to Section 401(k) of the Internal Revenue Code.
(5) The amounts disclosed in this column include amounts contributed by French to its 401(k) employees savings plan and profit sharing plan and dollar value of premiums paid by French for term life insurance on behalf of the Named Executive Officers.
(6)      Includes the value of personal benefits and perquisites.
(7)      Mr. Moore became an employee of the Company on October 15, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         French's authorized capital stock consists of nine classes of common stock designated as class A common stock, class A-1 common stock, class A-2 common stock, class B common stock, class C common stock, class D-1 common stock, class D-2 common stock, class E common stock and class P common stock. As of December 31, 2001, French had the following shares issued and outstanding (in each case, rounded to the nearest share): 12,408 shares of class A common stock, 7,124 shares of class A-1 common stock, 20,660 shares of class B common stock, 5,165 shares of class C common stock, 7,054 shares of class D-1 common stock, 7,314 shares of class D-2 common stock, 3,592 shares of class E common stock and 14,248 shares of class P common stock. French's outstanding classes of common stock generally differ with respect to dividend, liquidation preference and voting rights. The holders of each of French's outstanding classes of common stock are entitled to receive distributions, whether as a dividend, liquidating distribution or otherwise and whether in cash, property or securities, based on the relative priority of, and the aggregate number of shares of such class outstanding as a percentage of the total number of shares of common stock outstanding. These distributions will be allocated between the various classes as set forth in the Company's certificate of incorporation. Each outstanding share of common stock (other than shares of class D-2 common stock and the class P common stock, which are non-voting) is entitled to one vote on all matters submitted to a vote of stockholders. Except as otherwise required by the company's certificate of incorporation or applicable law, all of French's classes of voting common stock (other than the class D-2 common stock and the class P common stock) vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.

         The table below sets forth certain information regarding the equity ownership of French as of March 1, 2002 by: (1) each person or entity known by the Company to beneficially own five percent or more of a class of French's voting common stock, (2) each director and Named Executive Officer and (3) all of the Company's directors and executive officers as a group. Unless otherwise stated, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

                                                                                                Percent of
                                                              Number of        Percent of         Voting
Directors, Officers and 5% Stockholders           Class         Shares           Class           Power(1)
---------------------------------------        -----------    ----------       ----------       -----------
ONEX American Holdings LLC(2)(3)...........    Class A                24              *              (3)
                                               Class B            20,660            100%             77%
                                               Class P             6,930             49%            (17)
J2R Partners III(4)........................    Class C             5,165            100%             (3)
                                               Class E             3,592            100%             (3)
Windward Entities(5).......................    Class A             6,093             49%             11%
                                               Class P             1,635             12%            (17)
The Northwestern Mutual Life Insurance
 Company(6)................................    Class D-1           4,876             69%             (3)
                                               Class P             1,636             12%            (17)
Robert W. Baird & Co. Entities(7)..........    Class D-1           1,950             28%             (3)
                                               Class P               654              5%            (17)
Norwest Equity Capital, L.L.C.(8)..........    Class D-2           4,388             60%            (17)
                                               Class P             1,472             10%            (17)
BancAmerica Capital Investors II, L.P.(9)..    Class D-2           2,926             40%            (17)
                                               Class P               981              7%            (17)
Tower Automotive, Inc.(10).................    Class A             2,578             21%             (3)
                                               Class A-1           7,124            100%             12%
                                               Class P               692              5%            (17)
S.A. Johnson(10)(11).......................    Class A               660              5%             (3)
                                               Class C             5,165            100%             (3)
                                               Class E             3,592            100%             (3)
                                               Class P               173              1%            (17)
Charles M. Waldon(3).......................    Class A               807              7%             (3)
David S. Hoyte(16).........................        --                 --             --              --
Anthony A. Barone..........................        --                 --             --              --
Mark S. Burgess............................        --                 --             --              --
Dugald K. Campbell(14).....................    Class A               112              1%             (3)
                                               Class C             5,165            100%             (3)
                                               Class E             3,592            100%             (3)
A. Kipp Koester(12)........................    Class D-1           4,876             69%             (3)
                                               Class P             1,636             12%            (17)
John L. Thomson(13)........................    Class D-2           4,388             60%            (17)
                                               Class P             1,472             10%            (17)
Scott D. Rued(14)..........................    Class A               232              *              (3)
                                               Class C             5,165            100%             (3)
                                               Class E             3,592            100%             (3)
                                               Class P                45              *             (17)
Eric J. Rosen(2)(3)(11)....................    Class A                24              *              (3)
                                               Class B            20,660            100%             77%
                                               Class P             6,930             49%            (17)
Gary L. Swenson(15)........................    Class A             6,093             49%             11%
                                               Class P             1,635             12%            (17)
Karl F. Storrie(14)........................    Class A                83              *              (3)
                                               Class C             5,165            100%             (3)
                                               Class E             3,592            100%             (3)
All directors and officers as a group
  (14 persons).............................    All                42,384             --              76%

----------------------------
*        Denotes less than one percent.

(1) Except as otherwise required by the Company's certificate of incorporation or applicable law, all of French's classes of voting common stock vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.
(2) ONEX American Holdings LLC ("ONEX AH LLC") has shared voting power over 48,843 shares of common stock (see footnote (3)). Mr. Rosen, a Director of French, is Managing Director of Onex Investment Corp. and, as a result, may be deemed to have beneficial ownership of the shares held by ONEX AH LLC. Mr. Rosen disclaims beneficial ownership of all shares of class B common stock owned by ONEX AH LLC. ONEX AH LLC and Onex Investment Corp. are both wholly owned subsidiaries of Onex. The address for ONEX AH LLC and Mr. Rosen is c/o Onex Investment Corp., 712 Fifth Avenue, 40th Floor, New York, New York 10019.
(3) ONEX AH LLC, J2R Partners III, The Northwestern Mutual Life Insurance Company, Robert W. Baird & Co. Entities (as defined below), Messrs. Johnson, Waldon and Rued and all of French's other existing stockholders (other than the Windward Entities (as defined below)) have entered into a stockholders agreement pursuant to which such stockholders agreed to vote their shares of common stock in the same manner as ONEX AH LLC votes its shares on the election of directors and, with the exception of Northwestern Mutual Life, on all other matters presented to French's stockholders for a vote and, to the extent permitted by law, granted to ONEX AH LLC a proxy to effectuate such agreement. As a result, ONEX AH LLC has voting control of approximately 87% of the Company's common stock.
(4) The general partners of J2R Partners III are S.A. Johnson, Dugald K. Campbell, Karl F. Storrie, Scott D. Rued, Carl E. Nelson, David J. Huls, Mary L. Johnson, Judith A. Vijums and Daniel F. Moorse. The address for J2R Partners III is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.
(5) Includes 477 shares of class A common stock and 128 shares of class P common stock owned by Windward/Metropolitan, L.L.C. and 5,616 shares of class A common stock and 1,507 shares of class P common stock held by Windward/Park WACI, L.L.C. (collectively, the "Windward Entities"). The Windward Entities, due to their common control, may be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. The address for each of the Windward Entities is c/o Windward Capital Partners, L.P., 1177 Avenues of the Americas, 42nd Floor, New York, New York 10036.
(6) The address for Northwestern Mutual Life is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. NML indirectly owns 55% of the outstanding capital stock of Robert W. Baird & Co. Incorporated.
(7) Shares of class D-1 common stock and class P common stock are owned by the following Robert W. Baird & Co. Entities:

                                               Class D-1            Class P
                                             Common Stock        Common Stock
                                             ------------        ------------
     Robert W. Baird & Co.                        583                 --
     BCP II Affiliates Fund L.P.                  301                 43
     BCP II L.P.                                  934                135
     BCP III Affiliates Fund L.P.                  20                 71
     BCP III Special Affiliates L.P.               14                 50
     BCP III L.P.                                  98                355
                                             ------------        ------------
                                                1,950                654
                                             ============        ============

         Collectively, the Robert W. Baird & Co. Entities, due to their common control, may be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. The address for the Robert W. Baird & Co. Entities is c/o Robert W. Baird & Co., 277 W. Monroe St., Suite 2100, Chicago, Illinois 60606.
(8) Norwest Equity Capital, L.L.C. is an affiliate of Norwest Equity Partners. The address for Norwest Equity Capital, L.L.C. is 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.
(9) The address for BancAmerica Capital Investors II, L.P. is 231 South LaSalle Street, 19th Floor, Chicago, Illinois 60697.
(10) The address for Tower is 5211 Cascade Road S.E., Suite 300, Grand Rapids, Michigan 49546. Messrs. Campbell, Johnson and Rued are members of the board of directors of Tower. Each of Messrs. Campbell, Johnson and Rued disclaims beneficial ownership of the shares owned by Tower.
(11) Includes 5,165 shares of class C common stock and 3,592 shares of class E common stock owned by J2R Partners III, of which Mr. Johnson is a general partner, and 660 shares of class A common stock and 173 shares of class P common stock owned by Mr. Johnson. The address for Mr. Johnson is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.
(12) Includes 4,876 shares of class D-1 common stock and 1,636 shares of class P common stock owned by Northwestern Mutual Life, of which Mr. Koester is a Managing Director. Mr. Koester disclaims beneficial ownership of the shares owned by Northwestern Mutual Life. The address for Mr. Koester is c/o Northwestern Mutual Life, 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.
(13) Includes 4,388 shares of class D-2 common stock and 1,472 shares of class P common stock owned by Norwest Equity Capital, L.L.C., an affiliate of Norwest Equity Partners, of which Mr. Thomson is a General Partner. The address for Mr. Thomson is c/o Norwest Equity Partners, 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.
(14) Includes 5,165 shares of class C common stock and 3,592 shares of class E common stock owned by J2R Partners III, of which Messrs. Rued, Campbell and Storrie are general partners. Each of Messrs. Rued, Campbell and Storrie disclaims beneficial ownership of the shares owned by J2R Partners III. The address of each of them is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.
(15) Includes 6,093 shares of class A common stock and 1,636 shares of class P common stock owned by the Windward Entities of which Mr. Swenson is the President and Senior Managing Director. Mr. Swenson disclaims beneficial ownership of the shares owned by the Windward Entities. The address for Mr. Swenson is c/o Windward Capital Partners, L.P., 1177 Avenue of the Americas, 42nd Floor, New York, NY 10036.
(16) Mr. Hoyte was named president and chief executive officer on February 7, 2001 and was elected director on February 22, 2001.
(17)     Class D-2 common stock and class P common stock are non-voting.


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

         Pursuant to the recapitalization agreement, the Company redeemed for $348.8 million in cash 87% of its outstanding shares of common stock and all of its outstanding shares of preferred stock and the Company paid $22.4 million in cash to the holders of outstanding stock options in exchange for the cancellation of their options. In addition, the Company made a payment $5.0 million to those persons who were stockholders prior to the recapitalization based on a post-closing determination of the amount of French's working capital as of the closing date of the recapitalization. In connection with the recapitalization, the existing stockholders converted all shares of class B common stock not redeemed into shares of class A common stock. Included in this conversion was all of the common stock owned by the Company's chief executive officer, Charles M. Waldon. As a result of the redemption and the conversion, these stockholders currently own 5,348 shares of class A common stock, representing approximately 13% of the outstanding common stock.

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

INVESTOR STOCKHOLDERS AGREEMENT

         French and each of its stockholders are parties to an investor stockholders agreement, dated as of April 21, 1999. Tower Automotive and Onex Advisor LLC and the other employees and affiliates of Onex who purchased shares of the Company's class A common stock in connection with French's financing of the acquisition of Nelson became parties to this stockholders agreement by executing joinder and rights agreements dated as of October 15, 1999. The stockholders agreement provides that the Company's board of directors will be established at seven directors and will be comprised of: (1) three representatives designated by J2R, two of whom shall be S.A. Johnson and Scott
D. Rued, (2) two representatives designated by Onex, which representatives shall be Eric J. Rosen and Charles M. Waldon, (3) one representative designated by Windward, which shall be Gary L. Swenson and (4) one representative designated by Northwestern Mutual Life, which shall be A. Kipp Koester. In March 2002 Mr. Swenson resigned from the board. Windward has not yet designated a replacement director. The parties to the stockholders agreement subsequently voted to increase the size of the Company's board of directors to eleven directors and have appointed Karl F. Storrie, Dugald K. Campbell, Anthony A. Barone and David
S. Hoyte to fill these vacancies. In addition, each party to the stockholders agreement has agreed to consent to a sale of French if such sale is approved by the Company's board of directors.

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

MANAGEMENT STOCKHOLDERS AGREEMENT

         On July 16, 1999, the Company, Onex and members management who own shares of the Company's common stock, including Messrs. Waldon and Orbea, entered into a management stockholders agreement. In July 1999 and December 1999, the Company sold 2,138 shares of French's class A common stock to its managers, representing approximately 4.0% of its outstanding common stock. The amount of management stock held by each of the Company's executive officers is as set forth in "Security Ownership of Certain Beneficial Owners and Management." Each management stockholder purchased such stock at a price of $4,212 per share, which is the per share amount paid by the equity investors in connection with the recapitalization. The agreement permits the management stockholders to borrow up to half of the purchase price of their stock being pledged to secure repayment of the loan.

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

MANAGEMENT AGREEMENT WITH HIDDEN CREEK

         Pursuant to the terms of a management agreement dated as of April 21, 1999, Hidden Creek has agreed to provide strategic direction and management financial and administrative services to French. In exchange for such services, the Company has agreed to pay Hidden Creek an annual management fee in the amount of $1,000,000 in 2001 and 2000. This management agreement is for an initial term of five years, but may be canceled by Hidden Creek upon 30 days' notice. The agreement is automatically renewable after five years on a year-to-year basis unless the Company gives Hidden Creek 30 days' notice of its intent to terminate the agreement. The agreement will terminate in any event upon a sale of French.

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

PROMISSORY NOTE TO TOWER AUTOMOTIVE, INC.

         In connection with the financing of the Company's acquisition of Nelson, it borrowed $30.0 million from Tower Automotive, Inc. in exchange for the Company's issuance of a 7.5% convertible subordinated promissory note, due October 14, 2009. Messrs. Campbell, Johnson and Rued are members of both French's board of directors and the board of directors of Tower Automotive. Mr. Campbell is the president and chief executive officer of Tower Automotive and Mr. Barone is chief financial officer of Tower Automotive. On November 30, 2000, the 7.5% convertible promissory note was converted into 7,124 shares of Class A-1 common stock.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)      DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

               (1)    Financial Statements:

                      -    Report of Independent Public Accountants

                      -    Balance Sheets as of December 31, 2001 and 2000

                      -    Statements of Operations for the Years Ended December
                            31, 2001, 2000 and 1999

                      -    Statements of Stockholders' Investment for the Years
                            Ended December 31, 2001, 2000 and 1999

                      -    Statements of Cash Flows for the Years Ended December
                            31, 2001, 2000 and 1999

                      -    Notes to Financial Statements

               (2)    Financial Statement Schedules:

                      -    Financial Statement Schedule II -- Valuation and
                            Qualifying Accounts

               (3)    Exhibits: See "Exhibit Index" beginning on page 34.

      (b)      REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date:  March 26, 2002                    By/s/ S.A. Johnson
                                           -----------------------------------
                                         S.A. Johnson, Chairman

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

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ S.A. Johnson                            Chairman and Director                   March 26, 2002
------------------------------------
S.A. Johnson

/s/ David S. Hoyte                          President, Chief Executive              March 26, 2002
------------------------------------         Officer (Principal Executive
David S. Hoyte                               Officer) and Director


/s/ Charles M. Waldon                       Chief Technical Officer and             March 26, 2002
------------------------------------         Director
Charles M. Waldon

/s/ Dugald K. Campbell                      Director                                March 26, 2002
------------------------------------
Dugald K. Campbell

/s/ Anthony A. Barone                       Director                                March 26, 2002
------------------------------------
Anthony A. Barone

/s/ A. Kipp Koester                         Director                                March 26, 2002
------------------------------------
A. Kipp Koester

/s/ John L. Thomson                         Director                                March 26, 2002
------------------------------------
John L. Thomson

/s/ Eric J. Rosen                           Director                                March 26, 2002
------------------------------------
Eric J. Rosen

/s/ Scott D. Rued                           Director                                March 26, 2002
------------------------------------
Scott D. Rued

/s/ Karl F. Storrie                         Director                                March 26, 2002
------------------------------------
Karl F. Storrie

/s/ Mark S. Burgess                         Chief Financial Officer                 March 26, 2002
------------------------------------         (Principal Financial and
Mark S. Burgess                               Accounting Officer)

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS



                                      NONE

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                                            PAGE NUMBER IN
                                                                                            SEQUENTIAL
                                                                                            NUMBERING
                                                                                            OF ALL FORM 10-K
                                                                                            AND EXHIBIT PAGES
                                                                                            -----------------
    3.1  Restated Certificate of Incorporation of J.L. French Automotive                          *
         Castings,  Inc., incorporated by reference to Exhibit 3.1 of the
         Registrant's Form S-4, Registration No. 333-84903 filed under the
         Securities Act of 1933 (the "S-4") as amended pursuant to the First
         Amendment dated November 30, 2000, incorporated by reference to Exhibit
         3.1 of the Registrant's Form 8-K filed on December 18, 2000 under the
         Securities Exchange Act of 1934 (the "December 2000 8-K").
    3.2  By-laws of J.L. French Automotive Castings, Inc., incorporated by reference              *
         to Exhibit 3.2 of the S-4.
    3.3  Restated Certificate of Incorporation of French Holdings, Inc., incorporated by          *
         reference to Exhibit 3.3 of the S-4.
    3.4  Amended and Restated By-laws of French Holdings, Inc., incorporated by                   *
         reference to Exhibit 3.4 of the S-4.
    3.5  Articles of Incorporation of J.L. French Corporation, incorporated by                    *
         reference to Exhibit 3.5 of the S-4.
    3.6  By-laws of J.L. French Corporation, incorporated by reference to                         *
         Exhibit 3.6 of the S-4.
    3.7  Articles of Incorporation of Allotech International, Inc., incorporated by               *
         reference to Exhibit 3.7 of the S-4.
    3.8  By-laws of Allotech International, Inc., incorporated by reference to                    *
         Exhibit 3.8 of the S-4.
    4.1  Indenture, dated May 28, 1999, by and among J.L. French Automotive                       *
         Castings, Inc., the Subsidiary Guarantors and U.S. Bank Trust National
         Association, as trustee, incorporated by reference to Exhibit 4.1 of the S-4.
    4.2  Registration Rights Agreement, dated May 28, 1999, by and among J.L. French              *
         Automotive Castings, Inc., the Subsidiary Guarantors and the Initial Purchasers,
         incorporated by reference to Exhibit 4.2 of the S-4.
   10.1  Amended and Restated Credit Agreement, dated October 15, 1999, among                     *
         J.L. French Automotive Castings, Inc., Automotive Components
         Investments Limited, Morris Ashby Limited, the several banks and other financial institutions from time to time parties to the agreement (the
         "Lenders"), Bank of America NT&SA, as syndication agent for the
         Lenders, Chase Manhattan International Limited, as administrative agent for the English Lenders, and the Chase Manhattan Bank, as
         administrative agent for the Lenders, incorporated by reference to
         Exhibit 10.1 of the S-4, as amended pursuant to the First Amendment dated as of November 27, 2000, incorporated by reference to Exhibit
         10.1 of the December 2000 8-K.
   10.2  Investor Stockholders Agreement, dated April 21, 1999, by and among                      *
         J.L. French Automotive Castings, Inc., Onex American Holdings LLC, J2R
         Partners III and the stockholders listed on the signature pages thereto
         (the "Stockholders Agreement"), incorporated by reference to Exhibit
         10.2 of the S-4.
   10.3  Registration Agreement, dated April 21, 1999, by and among J.L. French                   *
         Automotive Castings, Inc. and the investors listed on the signature pages thereto (the "Registration Agreement"), incorporated by reference to Exhibit
         10.3 of the S-4.

 10.4     Management Agreement, dated April 21, 1999, by and between J.L. French                   *
          Automotive Castings, Inc. and Hidden Creek Industries, incorporated by reference to Exhibit 10.4 of the S-4.
 10.5     Joinder and Rights Agreement, dated October 15, 1999, by and between                     *
          J.L. French Automotive Castings, Inc., Onex Advisor LLC and each of the other persons listed on the signature pages thereto, relating to the Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.5 of the S-4.
 10.6     Joinder and Rights Agreement, dated October 15, 1999, by and between J.L.                *
          French Automotive Castings, Inc. and Tower Automotive, Inc., relating to the
          Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.6 of the S-4.
 10.7     Sublease Agreement, dated March 25, 1998, by and between J.L. French                     *
          Corporation and American Bumper & Mfg. Co., incorporated by reference to
          Exhibit 10.7 of the S-4.
 10.9**   Employment Agreement, dated April 30, 1998, by and between Fundiciones                   *
          Viuda de Ansola S.A. and Juan Manuel Orbea, incorporated by reference to Exhibit 10.9 of the S-4.
 10.10**  Employment Agreement, dated April 30, 1998, by and between Ansola                        *
          Acquisition Corporation, S.R.L. and Juan Manuel Orbea, incorporated by reference to Exhibit 10.10 of the S-4.
 10.11    Management Stockholders Agreement, dated July 16, 1999, by and between                   *
          J.L. French Automotive Castings, Inc., Onex American Holdings LLC and the
          individuals named on Schedule I thereto, incorporated by reference to Exhibit
          10.11 of the S-4.
 10.12    Form of Stock Subscription Agreement by and between J.L. French Automotive               *
          Castings, Inc. and certain members of management purchasing common stock
          (including a schedule identifying Subscription Agreements executed by Charles M.
          Waldon, Paul A. Buckley, Thomas C. Dinolfo, Donald W. Porritt, Lowell E. Shoaf
          and Stephen R. Southern), incorporated by reference to Exhibit 10.12 of the S-4.
 10.14    Stock Purchase Agreement, dated October 14, 1999, by and among J.L.                      *
          French Automotive Castings, Inc., Onex American Holdings LLC, J2R
          Partners III and the persons set forth on Schedule A attached thereto, incorporated by reference to Exhibit 10.14 of the S-4.
 10.15    Stock Purchase Agreement, dated May 24, 2000, by and among J.L. French                   *
          Automotive Castings, Inc., J2R Partners III and the stockholders listed on the signature pages thereto.
 10.16    Stock Purchase Agreement, dated November 30, 2000, by and among J.L.                     *
          French Automotive Castings, Inc., Tower Automotive and the stockholders listed on the signature pages thereto.
 18.1     Letter from independent public accountant related to change in application of           67
          accounting principle.
 99.1     Statement regarding representation from independent public accountants.                 68


------------------
*    Incorporated by reference.
**   Indicates compensatory arrangement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To J. L. French Automotive Castings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of J. L. French Automotive Castings, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. L. French Automotive Castings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II: Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP


Minneapolis, Minnesota,
February 6, 2002

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   2001               2000
                                                                                   ----               ----
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $   1,055          $    6,053
  Accounts receivable, less reserve for doubtful accounts of $2,081
    and $2,502                                                                    43,713              78,314
  Inventories                                                                     31,097              40,546
  Other current assets                                                            17,479              20,076
                                                                               ---------          ----------
    Total current assets                                                          93,344             144,989
PROPERTY, PLANT AND EQUIPMENT, NET                                               275,142             283,346
INTANGIBLE AND OTHER ASSETS, NET OF ACCUMULATED
  AMORTIZATION OF $34,454 AND $24,622                                            332,423             348,209
                                                                               ---------          ----------
                                                                               $ 700,909          $  776,544
                                                                               =========          ==========
                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                             $  61,678          $   94,728
  Accrued liabilities                                                             33,167              48,799
  Current portion of long-term debt                                               47,306              18,185
                                                                               ---------          ----------
    Total current liabilities                                                    142,151             161,712
LONG-TERM DEBT, NET OF CURRENT PORTION                                           328,935             362,706
SUBORDINATED NOTES                                                               175,000             175,000
OTHER NONCURRENT LIABILITIES                                                      21,519              24,795
                                                                               ---------          ----------
    Total liabilities                                                            667,605             724,213

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

COMMON STOCK, CLASS P non-voting; par value $0.01; 20,000 shares authorized; 14,248 and 14,248 shares issued and outstanding, mandatorily
  redeemable                                                                      60,000              60,000

STOCKHOLDERS' DEFICIT:
  Common stock, Class A; par value $0.01; 20,000 shares
    Authorized; 12,408 and 13,276 shares issued and outstanding                       --                  --
  Common stock, Class A-1; par value $0.01; 10,000 shares
    Authorized; 7,124 and 7,124 shares issued and outstanding                         --                  --
  Common stock, Class A-2; par value $0.01; 5,000 shares
    Authorized; 0 shares issued and outstanding                                       --                  --
  Common stock, Class B; par value $0.01; 30,000 shares
    Authorized; 20,660 and 20,660 shares issued and outstanding                       --                  --
  Common stock, Class C; par value $0.01; 6,000 shares authorized;
    5,165 and 5,165 shares issued and outstanding                                     --                  --
  Common stock, Class D-1; par value $0.01; 15,000 shares authorized;
    7,054 and 7,054 shares issued and outstanding                                     --                  --
  Common stock, Class D-2 non-voting; par value $0.01; 7,500 shares
    Authorized; 7,314 and 7,314 shares issued and outstanding                         --                  --
  Common stock, Class E; par value $0.01; 4,000 shares authorized;
    3,592 and 3,592 shares issued and outstanding                                     --                  --
  Additional paid-in capital                                                      90,476              90,877
  Accumulated deficit                                                           (106,295)            (92,886)
  Accumulated other comprehensive loss                                           (10,877)             (5,660)
                                                                               ---------          ----------
    Total stockholders' deficit                                                  (26,696)             (7,669)
                                                                               ---------          ----------
                                                                               $ 700,909          $  776,544
                                                                               =========          ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                          Years Ended December 31,
                                                             -------------------------------------------------
                                                                  2001              2000              1999
                                                                  ----              ----              ----
Sales                                                        $   505,709      $   557,002       $   351,829

Cost of sales                                                    414,310          470,647           267,514
                                                             -----------      -----------       -----------

  Gross profit                                                    91,399           86,355            84,315

Selling, general and administrative expenses                      27,413           25,544            19,577

Recapitalization expense                                              --               --            22,425

Amortization of intangible assets                                 14,735           11,289            11,167
                                                             -----------      -----------       -----------

  Operating income                                                49,251           49,522            31,146

Interest expense, net                                             53,618           62,538            37,326
                                                             -----------      -----------       -----------

  Loss before income taxes and
    extraordinary loss                                            (4,367)         (13,016)           (6,180)

Income tax provision (benefit)                                     2,555           (3,542)             (595)
                                                             -----------      -----------       -----------

  Loss before extraordinary loss                                  (6,922)          (9,474)           (5,585)

Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $5,407                           --               --             8,112
                                                             -----------      -----------       -----------

    Net loss                                                 $    (6,922)     $    (9,474)        $ (13,697)
                                                             ===========      ===========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              Common Stock (Note 2)
                                                --------------------------------------------------
                                                Pre Recapitalization        Post Recapitalization
                                                ------------------          ----------------------
                                                  Shares    Amount          Shares        Amount
                                                --------    ------          ------        ------
BALANCE, December 31, 1998                      79,454.70    $--                --         $--
 Comprehensive loss -- Net loss                        --     --                --          --
    Foreign currency translation adjustment            --     --                --          --
      Total comprehensive loss
 Accretion of convertible redeemable

  Series A preferred stock to redemption value         --     --                --          --
 Dividends declared for convertible
  redeemable Series A preferred stock,
  $700 per share                                       --     --                --          --
 Conversion of convertible redeemable
  Series A preferred stock to common stock       3,395.58     --                --          --
 Repurchase of Pre Recapitalization
  common stock, net                            (77,501.90)    --                --          --
 Conversion of Pre Recapitalization
  to Post Recapitalization common stock         (5,348.38)    --          5,348.38          --
 Sale of Post Recapitalization common stock            --     --         37,037.36          --
 Issuance of common stock                              --     --          8,309.63          --
 Employee stock offering, net of
  subscriptions receivable (Note 2)                    --     --          2,138.44          --
                                              -----------   -----        ---------        -----
BALANCE, December 31, 1999                             --     --         52,833.81          --
Comprehensive loss -
    Net loss                                           --     --                --          --
    Foreign currency translation adjustment            --     --                --          --
      Total comprehensive loss
 Employee stock offering, net of
  subscriptions receivable (Note 2)                    --     --             85.64          --
Issuance of common stock                               --     --         11,315.32          --
Repurchase of common stock, net of loan
  Payments                                             --     --            (50.08)         --
Dividends on Class A-1 and Class P stock
                                              -----------   -----        ---------        -----
BALANCE, December 31, 2000                             --     --         64,184.69          --

Comprehensive loss -
    Net loss                                           --     --                --          --
    Initial effect of adoption of
    SFAS No. 133, net of tax                           --     --                --          --
    Change in unrealized loss on derivative
      financial instruments, net of tax                --     --                --          --
    Foreign currency translation adjustment            --     --                --          --

    Minimum pension liability, net of tax              --     --                --          --

      Total comprehensive loss
Repurchase of common stock, net of loan
  Repayments                                           --     --           (867.84)         --
Dividends on Class A-1 and Class P stock               --     --                --          --
Collection of common stock subscription
  Receivables                                          --     --                --          --
BALANCE, December 31, 2001                    -----------  ------        ---------        ------
                                                       --    $--         63,316.85         $--
                                              ===========  ======        =========        ======

                                                                                      Retained        Accumulated
                                                                   Additional         Earnings/          Other
                                                                     Paid-In         (Accumulated     Comprehensive
                                                                    Capital           Deficit)        Income (Loss)       Total
                                                                    -------           --------        -------------    ----------
BALANCE, December 31, 1998                                           $109,034          $14,224            $1,430       $ 124,688
 Comprehensive loss -- Net loss                                            --          (13,697)
    Foreign currency translation adjustment                                --               --            (2,788)
      Total comprehensive loss                                                                                           (16,485)
 Accretion of convertible redeemable

  Series A preferred stock to redemption value                             --              (67)               --             (67)
 Dividends declared for convertible
  redeemable Series A preferred stock,
  $700 per share                                                           --             (263)               --            (263)
 Conversion of convertible redeemable
  Series A preferred stock to common stock                                 --               --                --              --
 Repurchase of Pre Recapitalization
  common stock, net                                                  (265,034)         (83,021)               --        (348,055)
 Conversion of Pre Recapitalization
  to Post Recapitalization common stock                                    --               --                --              --
 Sale of Post Recapitalization common stock                           156,000               --                --         156,000
 Issuance of common stock                                              35,000               --                --          35,000
 Employee stock offering, net of
  subscriptions receivable (Note 2)                                     7,589               --                --           7,589
                                                                     --------      -----------         ---------       ---------
BALANCE, December 31, 1999                                             42,589          (82,824)           (1,358)        (41,593)
Comprehensive loss -
    Net loss                                                               --           (9,474)
    Foreign currency translation adjustment                                --               --            (4,302)
      Total comprehensive loss                                                                                           (13,776)
 Employee stock offering, net of
  subscriptions receivable (Note 2)                                       360               --                --             360
Issuance of common stock                                               47,886               --                --          47,886
Repurchase of common stock, net of loan
  Payments                                                               (146)              --                --            (146)
Dividends on Class A-1 and Class P stock                                  188             (588)               --            (400)
                                                                     --------      -----------         ---------       ---------
BALANCE, December 31, 2000                                             90,877          (92,886)           (5,660)         (7,669)

Comprehensive loss -
    Net loss                                                               --           (6,922)
    Initial effect of adoption of
    SFAS No. 133, net of tax                                               --               --            (1,223)
    Change in unrealized loss on derivative
      financial instruments, net of tax                                    --               --              (864)
    Foreign currency translation adjustment                                --               --            (2,356)

    Minimum pension liability, net of tax                                  --               --              (774)

      Total comprehensive loss                                                                                           (12,139)
Repurchase of common stock, net of loan
  Repayments                                                           (2,212)              --                --          (2,212)
Dividends on Class A-1 and Class P stock                                1,687           (6,487)               --          (4,800)
Collection of common stock subscription
  Receivables                                                             124               --                --             124
BALANCE, December 31, 2001                                           --------       ----------         ---------       ---------
                                                                     $ 90,476       $ (106,295)        $ (10,877)      $ (26,696)
                                                                     ========       ==========         =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 Years Ended December 31,
                                                                       -------------------------------------------
                                                                         2001             2000             1999
                                                                         ----             ----             ----
OPERATING ACTIVITIES:
  Net loss                                                           $  (6,922)       $  (9,474)       $ (13,697)
  Adjustments to reconcile net loss to net cash
   Provided by operating activities-
     Depreciation and amortization                                      56,847           48,439           36,695
     Subordinated notes discount accretion                                  --               --              170
     Deferred income taxes                                               5,971             (355)           1,029
     Extraordinary loss                                                     --               --            8,112
     Change in other operating items:
       Accounts receivable                                              33,738            3,160            8,308
       Inventories                                                       9,151           (4,200)          (7,897)
       Other current assets                                             (3,841)          (1,035)          (9,291)
       Accounts payable and accrued liabilities                        (47,574)          12,269            1,197
       Other, net                                                      (10,315)             746           (5,094)
                                                                     ---------        ---------        ---------
          Net cash provided by operating activities                     37,055           49,550           19,532
                                                                     ---------        ---------        ---------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                        --           (5,614)        (189,815)
  Capital expenditures, net                                            (37,215)        (102,948)         (33,005)
                                                                     ---------        ---------        ---------
          Net cash used for investing activities                       (37,215)        (108,562)        (222,820)
                                                                     ---------        ---------        ---------
FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities                          30,216          138,058           49,740
  Repayments of revolving credit facilities                            (21,740)        (142,766)         (55,403)
  Long-term borrowings                                                   8,996           19,967          719,843
  Repayment of long-term borrowings                                    (19,270)         (29,216)        (324,227)
  Debt issuance costs                                                       --           (1,287)         (19,354)
  Proceeds from sale of common stock                                        --           77,740          198,589
  Redemption of common stock in connection with
    the Recapitalization                                                    --               --         (360,339)
  Dividends paid on convertible redeemable Series A
    preferred stock                                                         --               --             (525)
  Repurchase of common stock and subscription receivable
   Repayments                                                           (2,088)              --           (3,731)
                                                                     ---------        ---------        ---------
          Net cash provided by (used for) financing activities          (3,886)          62,496          204,593
                                                                     ---------        ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES

  ON CASH AND CASH EQUIVALENTS                                            (952)          (2,331)            (533)
                                                                     ---------        ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (4,998)           1,153              772
CASH AND CASH EQUIVALENTS, beginning of period                           6,053            4,900            4,128
                                                                     ---------        ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                             $   1,055        $   6,053        $   4,900
                                                                     =========        =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for-
    Interest                                                         $  55,326        $  64,168        $  34,674
                                                                     =========        =========        =========
    Income taxes                                                     $     454        $   2,149        $   1,920
                                                                     =========        =========        =========
NON-CASH FINANCING TRANSACTION:
  Conversion of convertible subordinated notes into Class A-1
   Common Stock                                                      $      --        $  30,000        $      --
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

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND BASIS OF PRESENTATION:

J. L. French Automotive Castings, Inc. (French) is an international designer and manufacturer of aluminum die cast components and assemblies for the global automotive industry. French's primary operating subsidiaries are French Holdings, Inc. (FHI), Nelson Metal Products Corporation (Nelson), Shoreline Industries, Inc. (JLF Benton Harbor), J. L. French U.K. Ltd., formerly known as Morris Ashby Ltd. (JLF UK), Fundiciones Viuda de Ansola, S.A. (Ansola), and J.
L. French S. De R.L. De C.V. (JLF Mexico). French has manufacturing facilities located in Kentucky, Michigan, Wisconsin, Mexico, Spain and the United Kingdom.

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

The proceeds from the equity investment, the senior credit facility and the subordinated financing facility were used to retire $184.0 million of outstanding indebtedness, to redeem the outstanding Series B preferred stock for $12.3 million, to repurchase certain shares of Class A common stock for $336.5 million, to redeem all outstanding options for $22.4 million and to pay fees associated with the transaction of approximately $6.9 million. The redemption of stock options was recorded as compensation expense at the date of the Recapitalization and is reflected in the consolidated statements of operations as recapitalization expense. As a result of the Recapitalization, approximately 87% of all classes of the combined capital stock of the Company were acquired which represented 85% of the shares eligible to vote. An additional payment of $5.9 million was made to those persons who were stockholders prior to the Recapitalization based on a post-closing determination of working capital as of the date of the Recapitalization.

In connection with the Recapitalization, the historical basis of all assets and liabilities have been retained for financial reporting purposes, and the repurchase of the existing common stock and issuance of new common stock has been accounted for as an equity transaction. In addition, the fees and expenses related to the Recapitalization of approximately $6.5 million have been recorded as a reduction in stockholders' deficit.

In 1999, the Company sold 2,138.44 shares of Class A common stock to certain employees for aggregate proceeds of approximately $9.0 million. Approximately $1.4 million of this amount was financed through notes to the Company which bear interest at 9% and are due in 2004. The outstanding balance of these notes, $0.8 million at December 31, 2001 and $1.1 million at December 31, 2000, is reflected as a reduction of additional paid-in capital in the accompanying consolidated statements of stockholders' deficit and comprehensive income (loss).

On May 24, 2000, certain stockholders acquired 3,077 shares of Class A common stock, 463 shares of Class D-1 common stock, 497 shares of Class D-2 common stock and 240 shares of Class E stock. Total consideration to the Company was approximately $17.9 million.

On November 30, 2000, certain stockholders acquired 14,248 shares of nonvoting Class P common stock for total consideration to the Company of $60 million. The Class P common stock accrues dividends at an annual rate of 8% and the dividends are payable in cash at the time of redemption of the Class P common stock. The Class P common stock holders are entitled to a return on their investment at the time of a sale of the Company, as defined. In addition, the holders of the Class P common stock may require the Company to return their investment at any time after December 15, 2009. Accordingly, the Class P common stock is not included as a component of stockholders' deficit. After Class P common stock holders receive the return of their investment and all accrued dividends, the holders of Class P common stock will share in any distributions ratably with holders of the other classes of outstanding stock. The Company accrued dividends of $400,000 for the year ended December 31, 2000 and $4.8 million for the year ended December 31, 2001. These dividends are included in other non-current liabilities.

Concurrent with the transaction described above, the holder of the Company's
7 1/2% Convertible Subordinated Note (see Note 5) exchanged the note for 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues pay-in-kind dividends at an annual rate of 7 1/2%. The dividends are payable, at the sole election of the holder, in either (i) shares of Class A-2 common stock equal to the amount of the dividend to be paid divided by $4,211 or (ii) shares of Class A common stock equal to the amount of the dividend to be paid divided by $5,896.75. As of December 31, 2001 the Company has accrued $1.9 million in dividends which are included in additional paid-in capital. No dividends were recorded during the fourth quarter of 2001 as the Company determined at that time that the common stock has minimal, if any, value.

During the year ended December 31, 2001, approximately 867.8 shares of Class A common stock, at a total cost of approximately $2.7 million, were repurchased and retired by the Company with $0.5 million used to offset outstanding subscription receivables. Approximately 606.8 shares totaling $1.9 million were repurchased from management holders upon termination of employment. Approximately 261.0 shares totaling $0.8 million were repurchased in accordance with an agreement approved by the Company's board of directors during March 2001. This agreement authorized the repurchase of approximately 522.0 shares of the Company's Class A common stock totaling $1.6 million at a formula value as of March 31, 2001 with 50% repurchased in July 2001 and 50% in July 2002. Pending authorization of the executive committee of the board, the Company's board of directors approved the repurchase and retirement of an additional 532.9 shares of the Company's Class A common stock totaling $1.6 million during December 2001. These shares will be repurchased at a formula value as of September 30, 2001 in increments of 33% in July 2002, 33% in July 2003 and 33% in July 2004, subject to other buybacks.

Following is a summary of transactions in the Pre Recapitalization common stock for the period from December 31, 1998 through April 21, 1999, the date of the Recapitalization:

                                     Class A                 Class B                 Class C                Class D
                                -------------------      ------------------      ------------------     ------------------
                                Shares       Amount      Shares      Amount      Shares      Amount     Shares      Amount
                                ------       ------      ------      ------      ------      ------     ------      ------
Balance, December 31,
  1998                         60,492.73   $     --    16,016.36   $     --     2,651.05   $     --      294.56     $   --
Conversion of Class B, C
  and D to Class A             18,961.97              (16,016.36)        --    (2,651.05)        --     (294.56)        --
Conversion of Convertible
  Redeemable 7% Series A
  Preferred Stock to Class A    3,395.58         --        --            --        --            --       --            --
Repurchase of Class A
  shares pursuant to the
  Recapitalization            (77,501.90)        --        --            --        --            --       --            --
Conversion of Class A
  shares to Post
  Recapitalization common
  stock                        (5,348.38)        --        --            --        --            --       --            --
                              ----------   --------   ----------   --------    ---------   --------    --------     ------
Balance, April 21,
  1999                             --      $     --        --      $     --        --      $     --       --        $   --
                              ==========   ========   ==========   ========    =========   ========    ========     ======

Following is a summary of transactions in the Post Recapitalization common stock for the period from April 21, 1999 through December 31, 2001:

                                                                   Number of Shares
                          --------------------------------------------------------------------------------------------
                             Class A    Class A-1     Class B    Class C    Class D-1  Class D-2   Class E    Class P
                          ------------ -----------  ----------  ---------   ---------  ---------  --------   ---------
Shares outstanding,
  April 21, 1999               --          --          --         --         --         --         --          --
Conversion of Pre
  Recapitalization
  common stock                5,348.38     --          --         --         --         --         --          --
Sale of Post
  Recapitalization
  common stock                1,650.06     --        17,099.89   4,274.97   5,509.97   5,699.99   2,802.48     --
Employee stock offering       2,138.44     --          --         --         --         --         --          --
Sale of common stock
  (Note 6)                    1,112.53     --         3,560.01     890.01   1,080.22   1,117.44     549.42     --
                          ------------ -----------  ----------  ---------   --------   --------   --------   ---------
Shares outstanding,
  December 31, 1999          10,249.41     --        20,659.90   5,164.98   6,590.19   6,817.43   3,351.90     --
Repurchase of
  common stock                  (50.08)    --          --         --         --         --         --          --
Sale of common stock          3,076.87    7,124.20     --         --          463.40     496.51     239.98   14,248.40
                          ------------ -----------  ----------  ---------   --------   --------   --------   ---------
Shares outstanding,
  December 31, 2000          13,276.20    7,124.20   20,659.90   5,164.98   7,053.59   7,313.94   3,591.88   14,248.40
                          ------------ -----------  ----------  ---------   --------   --------   --------   ---------
Repurchase of
  common stock                 (867.84)    --          --         --         --         --         --          --
                          ------------ -----------  ----------  ---------   --------   --------   --------   ---------
Shares outstanding,
  December 31, 2001          12,408.36    7,124.20   20,659.90   5,164.98   7,053.59   7,313.94   3,591.88   14,248.40
                          ============ ===========  ==========  =========   ========   ========   ========   =========

3.   SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the financial statements of French and its wholly owned subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statements of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company entered into an interest rate swap agreement during 2000 with a bank, having a notional amount of $75 million, to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company's interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate. The original agreement set a base rate of 6.6%. Effective October 31, 2001, the agreement was amended to set a base rate of 4.8%. The Company is required to prepay interest to obtain the fixed base rate of 4.8%. Prepayment of interest as of December 31, 2001 was $1.3 million. The interest rate swap agreement, which matures December 31, 2003, has been designated as, and meets the criteria for a cash flow hedge. Initial adoption of SFAS No. 133 on January 1, 2001, resulted in the recording of a liability for the fair value of the swap agreement, net of taxes, of $2.1 million as a component of accumulated other comprehensive loss. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of December 31, 2001 was a liability of $3.4 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life.The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the provisions of SFAS No. 142 beginning January 1, 2002. As of December 31, 2001, the Company has unamortized goodwill of $288.2 million that will be subject to the provisions of SFAS No. 142. Amortization expense recorded during 2001 was $14.7 million. The Company has not yet determined the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

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

FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, because of the short maturity of these instruments. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities. As of December 31, 2001 and 2000, the fair value of the Company's long-term senior debt was determined to be the same as the carrying amount. Based on quoted market values, the fair value of the Subordinated Notes was determined to be $58.8 million at December 31, 2001 and $94.5 million at December 31, 2000.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents consist primarily of short-term money market instruments with Spanish and United States financial institutions. Cash equivalents are stated at cost which approximates fair value.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) or average cost methods, which approximate current cost. Market is determined by the quoted price for comparable raw materials.

Inventories consisted of the following (in thousands):

                                                           December 31
                                                        ----------------
                                                        2001        2000
                                                        ----        ----
            Raw materials                              $15,530    $ 15,339
            Work-in-process                              7,314      14,971
            Finished goods                               8,253      10,236
                                                       -------    --------
                                                       $31,097    $ 40,546
                                                       =======    ========

OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

                                                           December 31
                                                        ----------------
                                                        2001        2000
                                                        ----        ----
            Customer tooling-in-progress               $ 9,365    $  5,814
            Deferred income tax assets                   4,121      10,344
            Other                                        3,993       3,918
                                                       -------    --------
                                                       $17,479    $ 20,076
                                                       =======    ========

Customer tooling-in-progress represents costs incurred by the Company in the production of customer-owned tooling to be used by the Company in the manufacture of its products. The Company receives a specific purchase order for this tooling and is reimbursed by the customer for the cost of such tooling within one operating cycle. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                                                    December 31
                                                                               ----------------------
                                                                                2001          2000
                                                                               --------     ---------
            Land and land improvements                                         $  6,596     $   7,431
            Buildings                                                            81,294        78,114
            Machinery and equipment                                             301,646       259,321
            Furniture, fixtures and other                                         5,483         5,248
            Construction in progress                                             14,084        27,410
                                                                               --------     ---------
                                                                                409,103       377,524
            Less- Accumulated depreciation and amortization                    (133,961)      (94,178)
                                                                               --------     ---------
            Net property, plant and equipment                                  $275,142     $ 283,346
                                                                               ========     =========

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the following estimated useful lives:

            Buildings and land improvements                                              15 to 39 years
            Machinery and equipment                                                       5 to 13 years
            Furniture, fixtures and other                                                 3 to 10 years

Depreciation and amortization expense was approximately $42.1 million, $37.2 million and $24.9 million for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company capitalizes interest cost as a component of the cost of construction in progress. Interest costs of $1,210,000, $1,391,000 and $237,000 were capitalized for the years ended December 31, 2001, 2000 and 1999. The Company had buildings and machinery under capital leases of $16.5 million as of December 31, 2001 and $24.7 million as of December 31, 2000. Accumulated amortization of these assets was $4.1 million as of December 31, 2001 and $3.7 million as of December 31, 2000. These assets and accumulated amortization are included in the table above.

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following (in thousands):

                                                                                    December 31
                                                                               ----------------------
                                                                                2001          2000
                                                                               --------     ---------
            Goodwill                                                          $  316,925    $  323,885
            Debt issuance costs and other                                         22,197        21,330
                                                                              ----------    ----------
                                                                                 339,122       345,215
            Less-Accumulated amortization                                        (34,454)      (24,622)
                                                                              ----------    ----------
            Net intangible assets                                                304,668       320,593
            Deferred income tax assets, net                                       27,755        27,616
                                                                              ----------    ----------
            Intangible and other assets, net                                  $  332,423    $  348,209
                                                                              ==========    ==========

Goodwill represents the excess of the purchase price over fair value of net assets acquired arising from the acquisition of the Company in April 1996 and the acquisitions described in Note 6. Through December 31, 2001 goodwill was amortized on a straight-line basis over 40 years. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Under SFAS No. 142, companies will no longer amortize goodwill. Debt financing costs are amortized over the term of the applicable agreement.

RECOVERABILITY OF LONG-LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, the Company would recognize an impairment loss. In 2001, the current and historical operating and cash flow losses of certain operating segments combined with forecasts that demonstrate continuing losses prompted the Company to assess the recoverability of the goodwill and other long-lived assets of these operating segments. Based on the Company's assessment, the carrying value of JLF Mexico's goodwill exceeded its fair value. Accordingly, the Company recorded an impairment charge of approximately $4.0 million to write down the goodwill. The impairment charge is reflected as a non-cash charge in the accompanying consolidated statements of operations.

ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                                                                     December 31
                                                                               -----------------------
                                                                                  2001         2000
                                                                               ---------    ---------
            Compensation and benefits                                          $  14,160    $  11,847
            Loss contracts                                                         5,113       20,196
            Interest                                                               6,034        8,032
            Other                                                                  7,860        8,724
                                                                               ---------    ---------
                                                                               $  33,167    $  48,799
                                                                               =========    =========

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

REVENUE RECOGNITION AND SALES COMMITMENTS

The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements to produce products for its customers at the beginning of a given vehicle's production cycle. Once such agreements are entered into by the Company, fulfillment of the customer's purchasing requirements is the obligation of the Company for the entire production cycle of the vehicle, with terms averaging seven years. The Company has no intention to terminate such contracts. In certain instances, the Company is committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the Company's obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. The remaining liability was approximately $8.9 million as of December 31, 2001 and $36.5 million as of December 31, 2000. Of these amounts, $3.8 million and $16.3 million are included in other noncurrent liabilities in the accompanying consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated into U.S. dollars using the year-end rates of exchange. Results of operations are translated at average rates prevailing throughout the period. Translation gains and losses are accumulated as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in net income. The effective portion of foreign exchange hedges are reported in the same manner as translation adjustments.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive loss represents net loss adjusted for foreign currency translation adjustments, cumulative effect of adoption of SFAS No. 133, unrealized gain (loss) on derivative instruments and minimum pension liability. The Company has chosen to disclose comprehensive income (loss) in the accompanying consolidated statements of stockholders' deficit and comprehensive income (loss).

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

RECLASSIFICATIONS

Certain amounts previously reported in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported net loss or stockholders' deficit.

4.   LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

                                                                                    December 31
                                                                            ---------------------------
                                                                                2001          2000
                                                                             -----------   -----------
            Senior credit facility:
               Revolving credit facility, due April 2005,
                 interest at prime plus 2.25% or LIBOR plus 3.25%
                 (7.0% at December 31, 2001)                                 $    25,213   $    17,168
               Tranche A term loan, due April 2005
                 interest at prime plus 2.00%
                 or LIBOR plus 3.25%
                 (5.675% at December 31, 2001)                                   149,881       163,210
               Tranche B term loan, due October 2006
                 interest at prime plus 2.25% or LIBOR plus 3.50%
                 (5.925% at December 31, 2001)                                   149,904       150,704
                                                                             -----------   -----------
                    Total senior credit facility                                 324,998       331,082
            Unsecured sterling loan notes                                         22,599        23,655
            Peseta term loans                                                     10,761        10,086
            Obligations under capital leases (Note 10) and other                  17,883        16,068
                                                                             -----------   -----------
                                                                                 376,241       380,891
            Less- Current portion                                                (47,306)      (18,185)
                                                                             -----------   -----------
                                                                             $   328,935   $   362,706
                                                                             ===========   ===========

SENIOR CREDIT FACILITY

In connection with the Recapitalization, French and certain subsidiaries entered into a senior credit facility which provided for total borrowings of up to $370.0 million, including (a) $105.0 million tranche A term loan consisting of a $70.0 million U.S. dollar-denominated term loan and pound sterling denominated term loans in an amount equal to the pound sterling equivalent of U.S. $35.0 million, (b) a $190.0 million tranche B term loan, and (c) a $75.0 million revolving credit facility. In May 1999, approximately $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan were repaid with proceeds from the offering of the Subordinated Notes (Note 5).

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

As of December 31, 2001, the total borrowing availability under the revolving credit facility was $39.5 million. As of December 31, 2001, the Company had outstanding standby letters of credit of $25.3 million which expire no later than January 2003. Borrowings under the tranche A and tranche B term loans are payable in quarterly installments. In addition, beginning with the year ended December 31, 2000, the Company is required to make mandatory prepayments of borrowings under the tranche A and tranche B term loans based on excess cash flow, as defined. No such prepayments were required in 2001.

The senior credit facility requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The senior credit facility also limits capital expenditures and cash dividends, among other restrictions. Based upon financial projections for 2002, the Company anticipates that it will not be in compliance with a financial covenant in its senior credit facility as of December 31, 2002. If economic and industry conditions continue to improve over projected levels, the Company may be able to satisfy this covenant as of the end of 2002. Alternatively, the Company would be required to seek a waiver in such event of non-compliance from its lenders. No adjustment to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this potential event of non-compliance. In the event the Company fails to comply with this covenant or any of the other terms of the senior credit facility, it would be in default thereunder, and the maturity of substantially all of its long-term indebtedness could be accelerated. In the event of such an acceleration, the Company would need to refinance or restructure its borrowing under the senior credit facility. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The Company was in compliance with all covenants as of December 31, 2001.

In connection with the repayment of borrowings under the old credit facility on the date of the Recapitalization, the Company wrote off unamortized debt issue costs of approximately $9.4 million. The write off, net of income taxes, is included as an extraordinary loss in the accompanying statement of operations for the year ended December 31, 1999.

PESETA TERM LOANS

Peseta term loans represent borrowings by Ansola from Spanish banks. The loans were used by Ansola to finance capital expenditures and generally have restrictions that require approval prior to the disposal of assets. The loans have various payment terms and maturity dates through 2005. The effective interest rate in 2001 was approximately 4.9%.

UNSECURED STERLING LOAN NOTES

In conjunction with the acquisition of JLF UK, unsecured Sterling loan notes were issued in exchange for certain shares acquired by the Company. The notes bear interest at 1% below LIBOR, with a minimum of 6.75%, and are payable in January 2003. The applicable interest rate was 6.75% at December 31, 2001. Each note holder may, as provided by British regulations, exercise an annual option to have the Company redeem the notes in the increments of Pound Sterling 10,000. The loan notes are guaranteed by letter of credit under the revolving credit facility which matures in April 2005.

AGGREGATE MATURITIES

The aggregate maturities of long-term debt, including obligations under capital leases, for each of the five years subsequent to December 31, 2001 are as follows (in thousands):

                                                                  Amount
                                                                  ------
            2002                                               $     47,306
            2003                                                     77,150
            2004                                                     56,417
            2005                                                     41,415
            2006                                                    149,465
            2007 and thereafter                                       4,488
                                                               ------------
                                                               $    376,241
                                                               ============


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

During 2000, the Company continued to gather information necessary to allocate the Nelson purchase price. In doing so, management determined that certain customer contract commitments that were in existence at the acquisition date will result in losses for a longer time frame than initially projected as efforts to reduce or mitigate these losses have not been successful to date. As a result, the initial estimate of the required reserve for loss contracts was increased by $32.7 million based on discounting expected future losses at 5%. As shipments of parts under these contracts are made, the loss contract reserve is reduced based on the per part loss. The reserve was reduced by $29.4 million for the year ended December 31, 2001 and $23.8 million for the year ended December 31, 2000. In addition to utilization in 2001, the reserve was reduced by $7.0 million due to agreement with a customer of a price increase on a loss contract part that will occur during 2002. Interest expense recognized related to loss contracts was $1.8 million for the year ended December 31, 2001 and $2.9 million for the year ended December 31, 2000.

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

7.   INCOME TAXES:

The summary of income before income taxes and extraordinary loss consisted of the following (in thousands):

                                                         Years Ended December 31
                                                    ---------------------------------
                                                     2001        2000        1999
                                                     ----        ----        ----
            Domestic                                $   7,034    $(7,985)    $(4,109)
            Foreign                                   (11,401)    (5,031)     (2,071)
                                                    ---------   --------    --------
                           Total                    $  (4,367)  $(13,016)   $ (6,180)
                                                    =========   ========    ========

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                         Years Ended December 31
                                                    --------------------------------
                                                     2001         2000        1999
                                                     ----         ----        ----
             Current                                $ (10,324)  $ (2,615)   $ (1,763)
             Deferred                                  12,879       (355)      1,029
             Foreign                                       --       (572)        139
                                                    ---------   --------    --------
                            Total                   $   2,555   $ (3,542)   $   (595)
                                                    =========   ========    ========

A summary of deferred income tax assets and liabilities is as follows (in thousands):

                                                                                     December 31
                                                                               -----------------------
                                                                                  2001         2000
                                                                                  ----         ----
            Current deferred income tax assets:
               Accounts receivable                                             $   1,003    $   1,221
               Inventories                                                           442          125
               Accrued vacation and other                                            743          305
               Loss contracts                                                      1,933        8,693
                                                                               ---------     --------
                          Total                                                $   4,121     $ 10,344
                                                                               =========     ========

            Non-current deferred income tax assets (liabilities):
               Employee benefit plans                                          $   2,898    $   4,140
               Loss contracts                                                      1,494        5,179
               Other liabilities                                                     233           --
               Cash flow hedge                                                     1,524           --
               Foreign net operating loss carryforwards                            4,340          350
               State tax credit and net operating loss carryforwards              10,079       11,764
               Federal net operating loss carryforwards                           36,059       22,487
               Depreciation                                                      (13,683)      (9,553)
               Amortization of intangible assets                                  (1,813)       4,011
                                                                               ---------     --------
                            Subtotal                                              41,131       38,378
               Valuation allowance                                               (13,376)     (10,762)
                                                                               ---------     --------
                            Total                                              $  27,755     $ 27,616
                                                                               =========     ========

Management has established valuation allowances for a majority of the state tax credit and state net operating loss carryforwards and all of the foreign net operating loss carryforwards as management is unable to conclude that it is more likely than not that sufficient taxable income will be generated in the necessary jurisdictions to fully realize these tax benefits. A valuation allowance has not been provided for the Company's remaining deferred tax assets. The Company will continue to evaluate the need for a valuation allowance, and at such time it is determined that it is more likely than not that such deferred tax assets would not be realizable, a valuation allowance will be recorded.

A reconciliation of income taxes computed at the statutory rates to the reported income tax provisions is as follows:

                                                                      Years Ended December 31
                                                                  ------------------------------
                                                                    2001       2000       1999
                                                                  -------    -------     -------
                           Federal benefit at statutory rates      (35.0)%    (35.0)%     (35.0)%
                           State tax provision, net of federal       7.6       (1.8)       (9.2)
                           benefit
                           Non-deductible goodwill                  14.7        8.0        11.0
                           Foreign sales corporation               (16.1)      (4.7)       (2.8)
                           Valuation allowance                      86.3        7.0        18.3
                           Other, net                                1.0       (0.7)        8.1
                                                                  -------    -------     -------
                                                                    58.5%     (27.2)%      (9.6)%
                                                                  =======    =======     =======


The Company has approximately $12.3 million of state tax credit carryforwards which expire through 2016, $44.0 million of state net operating loss carryforwards which expire between 2014 and 2021, $12.4 million of foreign net operating loss carryforwards which expire in 2016 and $112.5 million of federal net operating loss carryforwards which expire in 2018 to 2021. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested.

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

The following is a summary of sales, based on location of production, and long-lived assets by geographic location (in thousands):

                                                            Years Ended December 31,
                                   ------------------------------------------------------------------------------
                                          2001                         2000                         1999
                                   ---------------------        --------------------        ---------------------
                                                 Long-                        Long-                       Long-
                                                 Lived                        Lived                       Lived
                                   Sales         Assets          Sales        Assets         Sales        Assets
                                   -----         ------          -----        ------         -----        ------
     North America                $425,588       $185,011      $473,910      $194,350     $265,520       $154,324
     Europe                         80,121         90,131        83,092        88,996       86,309         66,843
                                  --------       --------      --------      --------     --------       --------
                                  $505,709       $275,142      $557,002      $283,346     $351,829       $221,167
                                  ========       ========      ========      ========     ========       ========

Sales to customers in various geographic locations were as follows (in thousands):

                                                    2001           2000           1999
                                                    ----           ----           ----
             North America                         $406,541       $452,964    $   246,797
             Europe                                  94,233        102,546        104,451
             Other foreign locations                  4,935          1,492            581
                                                   --------       --------     ----------
                                                   $505,709       $557,002     $  351,829
                                                   ========       ========     ==========

The following is a summary of the approximate composition by product category of the Company's sales (in thousands):

                                                                    2001           2000          1999
                                                                    ----           ----          ----
       Medium to large automotive aluminum die castings
         Oil pans                                                   $155,525       $167,535      $108,880
         Engine front covers                                          46,038         48,023        49,631
         Transmission cases                                           62,697         75,969        49,625
         Other medium to large die castings                          159,121        176,325        54,621
       Small automotive aluminum die castings                         72,653         71,311        71,258
       Other products                                                  9,675         17,839        17,814
                                                                    --------       --------    ----------
       Total                                                        $505,709       $557,002    $  351,829
                                                                    ========       ========    ==========

The Company sells its products directly to automobile manufacturers. Customers that accounted for a significant portion of consolidated sales for each of the three years in the period ended December 31, 2001 were as follows:

                                                       Years Ended December 31
                                                       -----------------------
                                                       2001     2000      1999
                                                       ----     ----      ----
                          Ford                           52%      52%      54%
                          GM                             36       36       28

As of December 31, 2001 and 2000, receivables from these customers represented 62% and 64% of total accounts receivable, respectively.

9.   EMPLOYEE BENEFIT PLANS:

The Company has a noncontributory defined contribution retirement plan covering certain U.S. employees after one year of service. Under the terms of the plan, contributions made by the Company are based on the number of hours worked by each participant. The Company's rate is $1.00 per hour of qualified service. The expense for the years ended December 31, 2001, 2000 and 1999 was $2.0 million, $1.9 million and $1.7 million, respectively.

The Company also sponsors a 401(k) savings plan covering substantially all U.S. employees. Company contributions under the 401(k) plan are equal to 50% of the first $300 contributed by each employee in 2001 and 50% of the first $150 contributed by each employee in 2000. The expense for the years ended December 31, 2001 and 2000 was $29,000 and $32,000, respectively.

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

The change in benefit obligation and plan assets consisted of the following (in thousands):

                                                                                          Postretirement
                                                                                             Benefits
                                                                                            Other Than
                                                            Pension Benefits              Pensions as of
                                                            as of December 31               December 31
                                                          ----------------------      ----------------------
            Change in Benefit Obligation                   2001          2000           2001          2000
            ----------------------------                   ----          ----           ----          ----
Benefit obligation at beginning of the year               $  41,322     $  40,862   $      6,831   $     6,625
Service cost                                                  1,620         1,854            242           217
Interest cost                                                 2,443         2,340            531           495
Actuarial loss/(gain)                                           794          (499)            --            --
Plan participants' contributions                                503           685             --            --
Benefits paid                                                (1,083)       (1,192)          (298)         (506)
Foreign currency exchange rate changes                       (1,014)       (2,728)            --            --
Amendment to Nelson plan                                        166            --             --            --
                                                          ---------     ---------   ------------   -----------
Benefit obligation at end of the year                     $  44,751     $  41,322   $      7,306   $     6,831
                                                          =========     =========   ============   ===========

                Change in Plan Assets
                ---------------------
Fair value of plan assets at beginning of the year        $  35,496     $  36,719   $         --   $        --
Actual return on plan assets                                 (5,612)          (30)            --            --
Employer contributions                                        1,819         1,748            298           506
Plan participants' contributions                                503           685             --            --
Benefits paid                                                (1,083)       (1,192)          (298)         (506)
Foreign currency exchange rate changes                         (850)       (2,434)                          --
                                                          ---------     ---------   ------------   -----------
Fair value of plan assets at end of the year              $  30,273     $  35,496   $         --   $        --
                                                          =========     =========   ============   ===========


The funded status of the Company's plans is as follows (amounts in thousands):

                                                                                          Postretirement
                                                                                             Benefits
                                                                                           Other Than
                                                             Pension Benefits            Pensions as of
                                                            As of December 31              December 31
                                                       ---------------------------   ------------------------
                                                           2001          2000           2001          2000
                                                           ----          ----           ----          ----
Funded status                                          $    (14,478)  $    (5,826)   $   (7,907)    $  (7,221)
Unrecognized actuarial loss                                  14,066         4,793           601           390
Unrecognized prior service cost                                 166            --            --            --
                                                       ------------   -----------    ----------     ---------
Accrued benefit cost                                   $       (246)  $    (1,033)   $   (7,306)    $  (6,831)
                                                       ============   ===========    ==========     =========

The following assumptions were used to account for the plan assets:

                                                                                          Postretirement
                                                                                             Benefits
                                                                                            Other Than
                                                        Pension Benefits for the          Pensions as of
                                                         Years Ended December 31           December 31
                                                        ---------------------------   ------------------------
                                                           2001          2000           2001          2000
                                                           ----          ----           ----          ----
Discount rate                                             5.5-7.25%       5.5-7.0%         7.25%         7.75%
Expected return on plan assets                             8.0-9.0%       8.0-9.0%            --            --
Rate of compensation increases                             0.0-4.0%       0.0-4.0%            --            --
Measurement date                                           10/31/01       12/31/00      10/31/01      12/31/00

The components of net periodic benefit costs are as follows (in thousands):

                                                                                        Postretirement
                                                                                           Benefits
                                                                                          Other Than
                                           Pension Benefits for the                     Pensions as of
                                            Years Ended December 31                       December 31
                                       ----------------------------------     -----------------------------------
                                        2001         2000          1999        2001          2000         1999
                                        ----         ----          ----        ----          ----         ----
Service cost                           $ 1,620     $  1,854      $  1,868     $   242      $   217       $    39
Interest cost                            2,443        2,340         1,893         531          495            65
Expected return on plan assets          (3,113)      (3,171)       (2,237)         --           --            --
Other                                      101           --           185          --           --            --
                                       -------     --------      --------     -------      -------       -------
Net periodic benefit costs             $ 1,051     $  1,023      $  1,709     $   773      $   712       $   104
                                       =======     ========      ========     =======      =======       =======

For measurement purposes, an 8.37% annual rate of increase in the per capita cost of health care benefits was assumed for 2001, decreasing to 5.25% in 2004 and remaining constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                 One Percentage        One Percentage
                                                                 Point Increase        Point Decrease
                                                                 --------------        --------------
Effect on total of service and interest cost components               $   97             $   (83)
                                                                      ======             =======
Effect on the postretirement benefit obligation                       $  849             $  (733)
                                                                      ======             =======

10.  LEASES:

The Company is obligated at December 31, 2001 under various capital leases for certain machinery and equipment, including vehicles, that expire at various dates through 2005. Amortization of assets held under capital leases is included in depreciation expense.

The Company also leases buildings, vehicles, machinery and equipment under noncancelable operating leases expiring on various dates through 2011. Total rent expense from operating leases, including month-to-month leases, was $7.3 million, $4.2 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Aggregate future minimum lease payments as of December 31, 2001 relating to capital leases and noncancelable operating leases with an initial term in excess of one year are as follows (in thousands):

                                                                              Capital     Operating
                                                                               Leases       Leases
                                                                               ------       ------
            2002                                                               $ 3,612     $ 5,599
            2003                                                                 3,142       5,263
            2004                                                                 2,487       3,413
            2005                                                                 1,806       2,509
            2006                                                                   592       1,725
            Thereafter                                                              --       2,828
                                                                               -------     -------
                     Total minimum lease payments                              $11,639     $21,337
                                                                                           =======
            Less- Amount representing interest (rates from 5% to 11%)            1,229
                                                                               -------
                     Present value of net minimum capital lease payments
                                                                                10,410
            Less- Current installments of obligations under capital leases       2,974
                                                                               -------
                     Obligations under capital leases, excluding current
                          installments                                         $ 7,436
                                                                               =======

11.   RELATED-PARTY TRANSACTIONS:

The Company paid approximately $1.1 million, $1.1 million and $333,000 for management, financial and administrative services to an affiliate, Hidden Creek Industries ("Hidden Creek") for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, Hidden Creek received fees for the consummation of the Recapitalization, the offering of the Subordinated Notes and the acquisition of Nelson in the aggregate amount of approximately $5.3 million for services provided in structuring, negotiating and financing these transactions in the year ended December 31, 1999.

In connection with the recapitalization, French paid Robert W. Baird & Co. an advisory fee of $2.5 million.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a condensed summary of actual quarterly results of operations for 2001 and 2000 (in thousands):

                                                                       OPERATING          NET
                                                          GROSS       -----------    --------------
                                           SALES          PROFIT        INCOME        INCOME (LOSS)
                                           -----          ------        ------        -------------
             2001:
               First                      $134,556       $ 16,413       $   5,820        $  (5,364)
               Second                      137,808         23,810          12,773           (1,973)
               Third                       112,318         22,068          13,436              (34)
               Fourth                      121,027         29,108          17,222              449
                                          --------       --------       ---------        ---------
                                          $505,709       $ 91,399       $  49,251        $  (6,922)
                                          ========       ========       =========        =========
             2000:
               First                      $152,078       $ 29,498       $  20,722        $   3,382
               Second                      145,031         26,927          17,685            1,374
               Third                       125,011         15,106           5,630           (6,513)
               Fourth                      134,882         14,824           5,485           (7,717)
                                          --------       --------       ---------        ---------
                                          $557,002       $ 86,355       $  49,522        $  (9,474)
                                          ========       ========       =========        =========

Due to information that became available in the fourth quarter of 2001, the Company recorded an increase in pre-tax income of $9.0 million for non-recurring items. Approximately $6.0 million of income associated with the resolution of customer commercial issues, including program cancellation costs, pricing discrepancies, scrap buyback, overtime charges and under-amortized capital was recorded. Other adjustments included a $7.0 million reduction in the Company's loss contract reserve (Note 6) and a $4.0 million charge associated with the removal of Mexican goodwill under FAS 121 (Note 3).

13.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR INFORMATION:

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

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)



                                   J.L. FRENCH
                                    AUTOMOTIVE                       NON-
                                     CASTINGS,     GUARANTOR      GUARANTOR
                                       INC.        COMPANIES      COMPANIES     ELIMINATIONS  CONSOLIDATED
                                   -----------     ---------      ---------     ------------  ------------

Revenues                           $        --    $   420,554    $    85,185     $     (30)   $   505,709
Cost of sales                               --        338,832         75,508           (30)       414,310
                                   -----------    -----------    -----------     ---------    -----------
  Gross profit                              --         81,722          9,677            --         91,399
Selling, general and
 administrative expenses                 1,729         15,405         10,279            --         27,413
Amortization of intangible
 assets                                    104          9,270          5,361            --         14,735
                                   -----------    -----------    -----------     ---------    -----------
  Operating income (loss)               (1,833)        57,047         (5,963)           --         49,251
Interest expense (income)               (8,083)        56,263          5,438            --         53,618
                                   -----------    -----------    -----------     ---------    -----------
Income (loss) before income
taxes and equity in losses of
   subsidiaries                          6,250            784        (11,401)           --         (4,367)
Provision (benefit) for income
   taxes                                (5,439)         7,971             23            --          2,555
Equity in losses of subsidiaries       (18,611)            --             --        18,611             --
                                   -----------    -----------    -----------     ---------    -----------
 Net loss                          $    (6,922)   $    (7,187)   $   (11,424)    $  18,611    $    (6,922)
                                   ===========    ===========    ===========     =========    ===========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                    J.L. FRENCH
                                     AUTOMOTIVE                       NON-
                                      CASTINGS,      GUARANTOR     GUARANTOR
                                        INC.         COMPANIES     COMPANIES    ELIMINATIONS   CONSOLIDATED
                                    -----------      ---------     ---------    ------------   ------------
OPERATING ACTIVITIES:
 Net loss                           $   (6,922)    $  (7,187)    $  (11,424)   $   18,611       $   (6,922)
 Adjustments to reconcile net
  loss to net cash
  provided by operating
  activities -
   Depreciation and amortization           104       42,370          14,373            --           56,847
   Losses of subsidiaries               18,611           --              --       (18,611)              --
   Deferred income taxes                    --        5,406             565            --            5,971
   Changes in other operating
    items                               (3,930)     (17,338)          2,427            --          (18,841)
                                    ----------     --------      ----------    ----------       ----------
   Net cash provided by
    operating activities                 7,863       23,251           5,941            --           37,055
                                    ----------     --------      ----------    ----------       ----------
INVESTING ACTIVITIES:
 Capital expenditures, net                  --      (22,964)        (14,251)           --          (37,215)
                                    ----------     --------      ----------    ----------       ----------
FINANCING ACTIVITIES:
 Borrowings on revolving credit
  facilities                            24,500           --           5,716            --           30,216
 Repayments on revolving
  credit facilities                    (19,600)          --          (2,140)           --          (21,740)
 Long-term borrowings                       --           90           8,906            --            8,996
 Repayment of long-term
  borrowings                           (10,689)      (1,148)         (7,433)           --          (19,270)
 Repurchase of common stock
  and subscription receivable
  payments                              (2,088)          --              --            --           (2,088)
                                    ----------     --------      ----------    ----------       ----------
     Net cash provided by
      (used for) financing
      activities                        (7,877)      (1,058)          5,049            --           (3,886)
                                    ----------     --------      ----------    ----------       ----------
EFFECT OF EXCHANGE
 RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                       --           --            (952)           --             (952)
                                    ----------     --------      ----------    ----------       ----------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                      (14)        (771)         (4,213)           --           (4,998)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                       22          803           5,228            --            6,053
                                    ----------     --------      ----------    ----------       ----------
  End of period                     $        8     $     32      $    1,015    $       --       $    1,055
                                    ==========     ========      ==========    ==========       ==========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)


                                   J.L. FRENCH
                                   AUTOMOTIVE                        NON-
                                    CASTINGS,       GUARANTOR     GUARANTOR
                                       INC.         COMPANIES     COMPANIES    ELIMINATIONS   CONSOLIDATED
                                   -----------      ---------     ---------    ------------   ------------
             Assets
Current assets:
 Cash and cash equivalents          $        8     $      32     $     1,015   $        --    $     1,055
 Accounts receivable, net                   --        27,571          19,460        (3,318)        43,713
 Inventories                                --        22,747           8,350            --         31,097
 Other current assets                   (2,282)       14,081           5,680            --         17,479
  Total current assets              ----------     ---------     -----------   -----------    ------------
                                        (2,274)       64,431          34,505        (3,318)        93,344

 Property, plant and equipment,
  Net                                       --       175,533          99,609            --        275,142
 Investment in subsidiaries            321,264            --              --      (321,264)            --
 Intangible and other assets            51,665       231,604          49,154            --        332,423
                                    ----------     ---------     -----------   -----------    ------------
                                    $  370,655     $ 471,568     $   183,268   $  (324,582)   $   700,909
                                    ==========     =========     ===========   ===========    ============
  Liabilities and Stockholders'
      Investment (Deficit)
Current liabilities:
  Accounts payable                  $       --     $  46,046     $    15,632   $        --    $    61,678
  Accrued liabilities                    6,207        19,802           7,158            --         33,167
  Current portion of long-
   term debt                            38,987           222           8,097            --         47,306
                                    ----------     ---------     -----------   -----------    ------------
    Total current liabilities           45,194        66,070          30,887            --        142,151
                                    ----------     ---------     -----------   -----------    ------------
Long-term debt                         388,445        41,828          73,662            --        503,935
Other non-current liabilities            8,564        12,310             645            --         21,519
Intercompany                          (109,611)       82,919          30,010        (3,318)            --
                                    ----------     ---------     -----------   -----------    ------------
  Total liabilities                    332,592       203,127         135,204        (3,318)       667,605

Class P common stock                    60,000            --              --            --         60,000

Stockholders' investment
(deficit):
  Additional paid-in capital            90,476       259,808          71,446      (331,254)        90,476
  Retained earnings
    (accumulated deficit)             (106,295)        9,408         (19,398)        9,990       (106,295)
  Accumulated other
   comprehensive loss                   (6,118)         (775)         (3,984)           --        (10,877)
                                    ----------     ---------     -----------   -----------    ------------
  Total stockholders' investment
   (deficit)                           (21,937)      268,441          48,064      (321,264)       (26,696)
                                    ----------     ---------     -----------   -----------    ------------
                                    $  370,655     $ 471,568     $   183,268   $  (324,582)   $   700,909
                                    ==========     =========     ===========   ===========    ============

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)



                                   J.L. FRENCH
                                    AUTOMOTIVE                    NON-
                                     CASTINGS,     GUARANTOR    GUARANTOR
                                       INC.        COMPANIES    COMPANIES    ELIMINATIONS   CONSOLIDATED
                                   -----------     ---------    ---------    ------------   ------------
Revenues                             $      --     $467,851     $  89,151    $        --      $ 557,002
Cost of sales                               --      396,271        74,376             --        470,647
                                      --------     --------      --------      ---------       --------
  Gross profit                              --       71,580        14,775             --         86,355
Selling, general and
 administrative expenses                 1,088       12,884        11,572             --         25,544
Amortization of intangible
 assets                                    389        8,965         1,935             --         11,289
                                      --------     --------      --------      ---------       --------
  Operating income (loss)               (1,477)      49,731         1,268             --         49,522
Interest expense                        30,818       25,421         6,299             --         62,538
                                      --------     --------      --------      ---------       --------
  Income (loss) before income
    taxes and equity in earnings
    of subsidiaries                    (32,295)      24,310        (5,031)            --        (13,016)
Provision (benefit) for income
   taxes                               (12,689)       9,486          (339)            --         (3,542)
Equity in earnings of
   subsidiaries                         10,132           --            --        (10,132)            --
                                      --------     --------      --------      ---------       --------

  Net income (loss)                   $ (9,474)    $ 14,824      $ (4,692)     $ (10,132)      $ (9,474)
                                      ========     ========      ========      =========       ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                    J.L. FRENCH
                                    AUTOMOTIVE                      NON-
                                     CASTINGS,     GUARANTOR     GUARANTOR
                                       INC.        COMPANIES     COMPANIES    ELIMINATIONS    CONSOLIDATED
                                   ------------    ---------     ---------    ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                   $  (9,474)   $  14,824      $  (4,692)    $  (10,132)      $  (9,474)
  Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities -
   Depreciation and amortization           120       37,446         10,873             --          48,439
   Deferred income taxes                  (727)          --            372             --            (355)
   Earnings of subsidiaries            (10,132)          --             --         10,132              --
   Changes in other operating
    items                              (14,317)      13,020         12,237             --          10,940
                                     ---------    ---------      ---------     ----------       ---------
   Net cash provided by (used
     In) operating activities          (34,530)      65,290         18,790             --          49,550
                                     ---------    ---------      ---------     ----------       ---------
INVESTING ACTIVITIES:
 Acquisitions, net                      (5,623)      (5,614)            --          5,623          (5,614)
 Capital expenditures, net                  --      (66,023)       (36,925)            --        (102,948)
                                     ---------    ---------      ---------     ----------       ---------
     Net cash used for investing
       activities                       (5,623)     (71,637)       (36,925)         5,623        (108,562)
                                     ---------    ---------      ---------     ----------       ---------
FINANCING ACTIVITIES:
 Borrowings on revolving credit
  facilities                           475,300           --         84,512             --         559,812
 Repayments on revolving
  credit facilities                   (490,400)          --        (74,120)            --        (564,520)
 Long-term borrowings                       --        1,403         18,564             --          19,967
 Repayment of long-term
  borrowings                           (21,570)        (541)        (7,105)            --         (29,216)
 Other financing activities             (1,287)          --             --             --          (1,287)
 Capital investment                     77,740        5,623             --         (5,623)         77,740
                                     ---------    ---------      ---------     ----------       ---------
     Net cash provided by
      financing activities              39,783        6,485         21,851         (5,623)         62,496
                                     ---------    ---------      ---------     ----------       ---------
EFFECT OF EXCHANGE
 RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                       --           --         (2,331)            --          (2,331)
                                     ---------    ---------      ---------     ----------       ---------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                     (370)         138          1,385             --           1,153
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                      392          665          3,843             --           4,900
                                     ---------    ---------      ---------     ----------       ---------
  End of period                      $      22    $     803      $   5,228     $       --       $   6,053
                                     =========    =========      =========     ==========       =========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)


                                    J.L. FRENCH
                                    AUTOMOTIVE                     NON-
                                     CASTINGS,     GUARANTOR    GUARANTOR
                                       INC.        COMPANIES    COMPANIES    ELIMINATIONS   CONSOLIDATED
                                    -----------    ---------    ---------    ------------   ------------
             Assets
Current assets:
 Cash and cash equivalents            $     22      $    803     $   5,228     $      --       $  6,053
 Accounts receivable, net                   --        51,285        27,029            --         78,314
 Inventories                                --        29,830        10,716            --         40,546
 Other current assets                       --        13,661         6,415            --         20,076
                                      --------      --------      --------     ---------       --------
  Total current assets                      22        95,579        49,388            --        144,989
                                      --------      --------      --------     ---------       --------
Property, plant and equipment,
 net                                        --       185,208        98,138            --        283,346
Investment in subsidiaries             364,926            --            --      (364,926)            --
Intangible and other assets             21,361       266,088        60,760            --        348,209
                                      --------      --------      --------     ---------       --------
                                      $386,309      $546,875      $208,286     $(364,926)      $776,544
                                      ========      ========      ========     =========       ========
  Liabilities and Stockholders'
      Investment (Deficit)
Current liabilities:
  Accounts payable                    $    302      $ 68,547      $ 25,879     $      --       $ 94,728
  Accrued liabilities                    4,596        36,797         7,406            --         48,799
  Current portion of long-
   term debt                            10,779         1,113         6,293            --         18,185
                                      --------      --------      --------     ---------       --------
    Total current liabilities           15,677       106,457        39,578            --        161,712
                                      --------      --------      --------     ---------       --------
Long-term debt                         422,730        41,997        72,979            --        537,706
Other non-current liabilities               --        19,029         5,766            --         24,795
Intercompany                          (107,111)       79,648        27,463            --             --
                                      --------      --------      --------     ---------       --------
  Total liabilities                    331,296       247,131       145,786            --        724,213
                                      --------      --------      --------     ---------       --------
 Class P common stock                   60,000            --            --            --         60,000
Stockholders investment
(deficit):
  Common stock                              --            --            --            --             --
  Additional paid-in capital            90,877       259,808        71,446      (331,254)        90,877
  Retained earnings
    (accumulated deficit)              (92,886)       39,936        (6,264)      (33,672)       (92,886)
  Accumulated other comprehensive
    loss                                (2,978)           --        (2,682)           --         (5,660)
                                      --------      --------      --------     ---------       --------
  Total stockholders' investment
    (deficit)                           (4,987)      299,744        62,500      (364,926)        (7,669)
                                      --------      --------      --------     ---------       --------
                                      $386,309      $546,875      $208,286     $(364,926)      $776,544
                                      ========      ========      ========     =========       ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)



                                    J.L. FRENCH
                                     AUTOMOTIVE                       NON-
                                     CASTINGS,      GUARANTOR      GUARANTOR
                                        INC.        COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                    -----------     ---------      ---------     ------------   ------------
Revenues                              $      --     $262,757       $ 89,072         $     --       $351,829
Cost of sales                                --      194,757         72,757               --        267,514
                                      ---------     --------       --------         --------       --------
  Gross profit                               --       68,000         16,315               --         84,315
Selling, general and
 administrative expenses                    549        8,747         10,281               --         19,577
Recapitalization expense                  4,413       16,793          1,219               --         22,425
Amortization of intangible
 assets                                      27       10,246            894               --         11,167
                                      ---------     --------       --------         --------       --------
  Operating income (loss)                (4,989)      32,214          3,921               --         31,146
Interest expense                         14,960       16,372          5,994               --         37,326
                                      ---------     --------       --------         --------       --------
  Income before income taxes,
   equity in earnings of
   subsidiaries and extra-
   ordinary loss                        (19,949)      15,842         (2,073)              --         (6,180)
Provision (benefit) for income
   taxes                                 (1,921)       1,525           (199)              --           (595)
Equity in earnings of subsidiaries
                                          8,417           --             --           (8,417)            --
                                      ---------     --------       --------         --------       --------
  Income (loss) before
   extraordinary item                    (9,611)      14,317         (1,874)          (8,417)        (5,585)
Extraordinary loss                        4,086        4,026             --               --          8,112
                                      ---------     --------       --------         --------       --------

  Net income (loss)                   $ (13,697)    $ 10,291       $ (1,874)        $ (8,417)      $(13,697)
                                      =========     ========       ========         ========       ========

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                      J.L. FRENCH
                                      AUTOMOTIVE                     NON-
                                       CASTINGS,     GUARANTOR    GUARANTOR
                                         INC.        COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                     ------------    ---------    ---------     ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                   $   (13,697)   $  10,291     $  (1,874)   $    (8,417)     $   (13,697)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities -
   Depreciation and amortization              27       26,979         9,689             --           36,695
   Other non-cash items                    6,982        2,667          (338)            --            9,311
   Earnings of subsidiaries               (8,417)          --            --          8,417               --
   Changes in other operating
    activities                          (154,517)     124,654        17,086             --          (12,777)
                                     -----------    ---------     ---------    -----------      -----------
    Net cash provided by (used
     for) operating activities          (169,622)     164,591        24,563             --           19,532
                                     -----------    ---------     ---------    -----------      -----------
INVESTING ACTIVITIES:
 Acquisitions, net                      (189,909)    (174,951)      (14,864)       189,909         (189,815)
 Capital expenditures, net                    --      (22,502)      (10,503)            --          (33,005)
                                     -----------    ---------     ---------    -----------      -----------
     Net cash used for investing
       activities                       (189,909)    (197,453)      (25,367)       189,909         (222,820)
                                     -----------    ---------     ---------    -----------      -----------
FINANCING ACTIVITIES:
 Borrowings on revolving credit
  facilities                              15,100        1,000        33,640             --           49,740
 Repayments on revolving
  credit facilities                           --      (16,000)      (39,403)            --          (55,403)
 Long-term borrowings                    697,491           --        22,352             --          719,843
 Repayment of long-term
  borrowings                            (170,000)    (126,648)      (27,579)            --         (324,227)
 Other financing activities              (20,940)         (36)       (2,634)            --          (23,610)
 Recapitalization                       (360,339)          --            --             --         (360,339)
 Capital investment                      198,589      174,951        14,958       (189,909)         198,589
                                     -----------    ---------     ---------    -----------      -----------
     Net cash provided by
      financing activities               359,901       33,267         1,334       (189,909)         204,593
                                     -----------    ---------     ---------    -----------      -----------
EFFECT OF EXCHANGE
 RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                         --           --          (533)            --             (533)
                                     -----------    ---------     ---------    -----------      -----------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                        370          405            (3)            --              772
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                         22          260         3,846             --            4,128
                                     -----------    ---------     ---------    -----------      -----------
  End of period                      $       392    $     665     $   3,843    $        --      $     4,900
                                     ===========    =========     =========    ===========      ===========

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                       FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                        2001        2000         1999
                                        ----        ----         ----
 ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance, at beginning of year          $  2,502    $  2,624    $  1,353
 Additions charged to income                 --         556         912
 Other additions (1)                         --          --         909
 Write-offs, net of recoveries             (421)       (678)       (550)
                                       --------    --------    --------
Balance, at end of year                $  2,081    $  2,502    $  2,624
                                       ========    ========    ========

RESERVE FOR LOSS CONTRACTS:

Balance, at beginning of year          $ 36,490    $ 24,632    $     --
 Additions, charged to income             1,825       2,872          --
 Other additions (1)                         --      32,744      27,632
 Utilizations                           (29,445)    (23,758)     (3,000)
                                       --------    --------    --------
Balance, at end of year                $  8,870     $36,490     $24,632
                                       ========    ========    ========



 Note:
 (1) Allowance for doubtful accounts and reserves were assumed in the 1999 acquisition of Nelson Metal Products Corporation.