Form 10-Q
period 2002-03-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2002-05-15
CIK 1091601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

The number of shares outstanding of the Registrant's common stock at April 15, 2002 was 12,408 shares of Class A common stock, 7,124 shares of Class A-1 common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock and 14,248 shares of Class P common stock.

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         QUARTERLY FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



                                                                                              PAGE
                                                                                              ----
     Condensed Consolidated Statements of Operations (unaudited) for the
     Three Months Ended March 31, 2002 and 2001                                                 3

     Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited)
     and December 31, 2001                                                                      4

     Condensed Consolidated Statements of Cash Flows (unaudited) for the
     Three Months Ended March 31, 2002 and 2001                                                 5

     Notes to Condensed Consolidated Financial Statements (unaudited)                           6

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                             16

ITEM 1 - FINANCIAL INFORMATION


             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                   Three Months Ended March 31,
                                                              ---------------------------------------
                                                                    2002                  2001
                                                              -----------------     -----------------
Sales                                                         $       134,714       $       134,556

Cost of sales                                                         114,553               118,143
                                                              -----------------     -----------------

        Gross profit                                                   20,161                16,413

Selling, general and administrative expenses                            7,333                 7,731

Amortization expense                                                      616                 2,862
                                                              -----------------     -----------------

        Operating income                                               12,212                 5,820

Interest expense and other, net                                        11,954                14,180
                                                              -----------------     -----------------

        Income (loss) before provision (benefit) for
             income taxes                                                 258                (8,360)

Provision (benefit) for income taxes                                      363                (2,996)
                                                              -----------------     -----------------

        Net loss                                              $          (105)      $        (5,364)
                                                              =================     =================


                   The accompanying notes are an integral part of these condensed consolidated statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                         March 31,           December 31,
                             Assets                                         2002                 2001
------------------------------------------------------------------     ---------------      ----------------
                                                                        (unaudited)
Current assets:
       Cash and cash equivalents                                       $         1,047      $          1,055
       Accounts receivable, net                                                 48,020                43,713
       Inventories                                                              27,029                31,097
       Other current assets                                                     18,991                17,479
                                                                       ---------------      ----------------
             Total current assets                                               95,087                93,344

Property, plant and equipment, net                                             266,841               275,142
Intangible and other assets, net                                               330,269               332,423
                                                                       ---------------      ----------------
                                                                       $       692,197      $        700,909
                                                                       ===============      ================

              Liabilities and Stockholders' Deficit
------------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt                            $        48,242      $         47,306
       Accounts payable                                                         55,982                60,221
       Accrued liabilities                                                      41,051                35,715
                                                                       ---------------      ----------------
             Total current liabilities                                         145,275               143,242

Long-term debt, net of current maturities                                      320,781               328,935
Subordinated notes                                                             175,000               175,000
Other noncurrent liabilities                                                    19,439                20,428
                                                                       ---------------      ----------------
              Total liabilities                                                660,495               667,605
                                                                       ---------------      ----------------

Redeemable common stock                                                         60,000                60,000

Stockholders' deficit:
       Common stock                                                                 --                    --
       Additional paid-in capital                                               90,442                90,476
       Accumulated deficit                                                    (107,600)             (106,295)
       Accumulated other comprehensive loss                                    (11,140)              (10,877)
                                                                       ---------------      ----------------
             Total stockholders' deficit                                       (28,298)              (26,696)
                                                                       ---------------      ----------------
                                                                       $       692,197      $        700,909
                                                                       ===============      ================


                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                  Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                    2002               2001
                                                                                --------------    ---------------
OPERATING ACTIVITIES:
      Net loss                                                                  $        (105)    $      (5,364)
      Adjustments to reconcile net loss to net cash provided by
        operating activities -
         Depreciation and amortization                                                 11,846            13,634
         Changes in other operating items                                              (2,137)           (4,943)
                                                                                --------------    ---------------

            Net cash provided by  operating activities                                  9,604             3,327
                                                                                --------------    ---------------
INVESTING ACTIVITIES:
      Capital expenditures, net                                                        (4,050)           (9,174)
                                                                                --------------    ---------------

         Net cash used for investing activities                                        (4,050)           (9,174)
                                                                                --------------    ---------------
FINANCING ACTIVITIES:
      Revolving credit facility borrowings                                             24,340            61,000
      Repayments on revolving credit facility borrowings                              (22,540)          (55,713)
      Long-term borrowings                                                              2,760             2,201
      Repayment of other borrowings                                                   (10,058)           (4,951)
      Other                                                                               (34)               82
                                                                                --------------    ---------------
         Net cash provided by (used for) financing activities                          (5,532)            2,619
                                                                                --------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                    (30)             (694)
                                                                                --------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (8)           (3,922)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                               1,055             6,053
                                                                                --------------    ---------------

      End of period                                                             $       1,047     $       2,131
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

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by J.L. French Automotive Castings, Inc. ("French" or the "Company") without audit. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

     Sales and operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2. The following presents comprehensive loss, defined as changes in the stockholders' deficit of the Company, for the three month periods ended March 31, 2002 and 2001 (in thousands):

                                                     Three Months Ended March 31,
                                                   -------------------------------
                                                        2002             2001
                                                   --------------    -------------
     Net loss                                      $     (105)       $    (5,364)
     Change in cumulative translation
       adjustment                                        (901)            (4,099)
     Cumulative effect of adoption of
       SFAS No. 133, net of tax                            --             (1,223)
     Unrealized gain (loss) on derivative
       instrument, net of tax                             639               (834)
                                                   --------------    -------------
     Comprehensive loss                            $     (367)       $   (11,520)
                                                   ==============    =============

3. At March 31, 2002, the Company had an interest rate swap agreement on $75 million of long-term debt. The swap agreement, which expires in December 2003, has been designated as, and meets the criteria for cash flow hedges. Initial adoption of SFAS No. 133 resulted in the recording of a liability for the fair value of the swap agreement of $2.0 million, with the offset recorded in equity as a component of accumulated other comprehensive loss, net of taxes $1.2 million. At March 31, 2002, the fair value of the interest rate swap was a liability of $2.3 million and $3.4 million at December 31, 2001.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.With respect to goodwill and intangible assets acquired prior to July 1, 2001, we applied the provisions of SFAS No. 142 beginning January 1, 2002. As of December 31, 2001, we had unamortized goodwill of $288.2 million that will be subject to the provisions of SFAS No. 142. Amortization expense recorded during 2001 was $14.7 million. We have not yet determined the impact of adopting SFAS No.

     142 on our earnings and financial position, including whether we will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

     The adjusted net income consisted of the following (in thousands):

                                                     March 31,            March 31,
                                                       2002                2001
                                                 ----------------    -----------------
           Net loss as reported                  $         (105)     $       (5,364)
           Add back: Goodwill
              amortization                                   --               1,360
                                                 ----------------    -----------------
           Adjusted net loss                     $         (105)     $       (4,004)
                                                 ================    =================


     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The Company adopted the provisions of SFAS No. 144 on January 1, 2002, and it has no material impact on our results of operations.

     As a result of the Job Creation and Worker Assistance Act of 2002, the Company is allowed to extend the net operating loss carry-back period to five years for net operating losses arising in the tax years ending in 2001 and 2002. As of March 31, 2002, the Company had a cumulative net operating loss of $110.6 million. The Company is currently investigating the federal tax impact of the new legislation; preliminary estimates are that this will provide an initial immediate after-tax carryback of $2.8 million.

4.   Inventories consisted of the following (in thousands):

                                           March 31,            Dec. 31,
                                             2002                 2001
                                       ---------------      ---------------
           Raw materials                  $    15,174          $    15,530
           Work-in-process                      6,499                7,314
           Finished goods                       5,356                8,253
                                       ---------------      ---------------
                                          $    27,029          $    31,097
                                       ===============      ===============


5. In March 2002, the Company entered into an agreement to sell five machines and lease the machines back, applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, "Accounting for Leases." Upon the commencement of the lease term on March 27, 2002, the assets were removed from the Company's balance sheet in accordance with accounting for the machines as an operating lease. All of the assets sold in the transaction were purchased during the first quarter of 2002. Net proceeds from the transaction were approximately $4.6 million. The transaction resulted in a gain of approximately $200,000, which will be deferred and amortized over the lease term. As of March 31, 2002, the present value of the future minimum lease payments was approximately $3.3 million.

6.   Long-term senior debt consisted of the following (in thousands):

                                                                        March 31,           December 31,
                                                                          2002                 2001
                                                                    -----------------    -----------------
      Senior Credit Facility:
        Revolving credit facility                                      $  26,643            $  25,213
        Tranche A term loan                                              140,721              149,881
        Tranche B term loan                                              149,703              149,904
                                                                       ---------            ---------
            Total senior credit facility                                 317,067              324,998
      Other, net                                                          51,956               51,243
                                                                       ---------            ---------
                                                                         369,023              376,241
      Less-current maturities                                            (48,242)             (47,306)
                                                                       ---------            ---------
            Total long-term debt                                       $ 320,781            $ 328,935
                                                                       =========            =========

     The Company and certain of its direct and indirect subsidiaries have a senior credit facility that provides a tranche A term loan, a tranche B term loan and revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of March 31, 2002, there were outstanding borrowings under the revolving credit facility of $26.6 million and outstanding letters of credit of $24.5 million.

     As of March 31, 2002, rates on borrowings under the senior credit facility varied from 5.1% to 7.0%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors"). The senior credit facility contains certain restrictive covenants, and the Company was in compliance with all such covenants at March 31, 2002.

     Other long-term debt consists principally of obligations under capital leases and term loans of the Company's foreign subsidiaries.

7.   Supplemental cash flow information (in thousands):

                                   Three Months Ended March 31,
                                ------------------------------------
                                     2002                2001
                                ----------------   -----------------
      Cash paid for -
           Interest               $     6,886         $   5,691
           Income taxes                   355               279

8. Following is a summary of activity in the accumulated deficit account for the three months ended March 31, 2002 and 2001 (in thousands):

                                                Three Months Ended March 31,
                                              --------------------------------
                                                2002                    2001
                                              ---------               --------
     Beginning balance                        $(106,295)            $ (92,886)
     Net loss                                      (105)               (5,364)
     Dividends                                   (1,200)               (1,766)
                                              ---------             ---------
     Ending balance                           $(107,600)            $(100,016)
                                              =========             =========

     The Company accrued dividends of approximately $1.2 million on the outstanding Class P common stock for the three months ended March 31, 2002 and March 31, 2001 and these dividends are included in other non-current liabilities. In addition, as of March 31, 2002, the Company had accrued $1.9 million in Class A-1 common stock dividends, which are payable in stock and are included in additional paid-in capital.

9. As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. At December 31, 2001, the liability for those losses was $8.9 million. For the three months ended March 31, 2002, the liability was reduced by $2.2 million due to sales of products subject to those contracts. In addition to the utilization during the three months ended March 31, 2002, the reserve was reduced by approximately $800,000 due to cost reductions and reductions in estimated future shipments of certain loss contract parts. The reserve for loss contracts at March 31, 2002 consisted of a $3.1 million current liability and $2.8 million of long-term liability.

10. Certain amounts previously reported in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on previously reported net income or stockholders' investment.

11. The following consolidating financial information presents statement of operations, balance sheet and cash flow information related to the Company's businesses. Each Guarantor is a direct wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11 1/2% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor Companies are the Company's foreign subsidiaries, which include JLF UK, Ansola and JLF Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material.

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2002
                             (AMOUNTS IN THOUSANDS)


                                     J.L. FRENCH
                                      AUTOMOTIVE                                 NON-
                                       CASTINGS,           GUARANTOR           GUARANTOR
OPERATIONS:                              INC.              COMPANIES           COMPANIES         ELIMINATIONS        CONSOLIDATED
-----------                          -----------           ---------           ---------         ------------        ------------
Sales                                  $      --           $ 110,286           $  24,428           $      --           $ 134,714
Cost of sales                                 --              92,591              21,962                  --             114,553
                                       ---------           ---------           ---------           ---------           ---------
  Gross profit                                --              17,695               2,466                  --              20,161
Selling, general and
 administrative expenses                     837               4,866               1,630                  --               7,333
Amortization expense                         603                  --                  13                  --                 616
                                       ---------           ---------           ---------           ---------           ---------
  Operating income (loss)                 (1,440)             12,829                 823                  --              12,212
Interest expense                           5,088               5,490               1,376                  --              11,954
                                       ---------           ---------           ---------           ---------           ---------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                           (6,528)              7,339                (553)                 --                 258
Provision (benefit) for income
   Taxes                                  (2,350)              2,713                  --                  --                 363
Equity in earnings of
    subsidiaries                           4,073                  --                  --              (4,073)                 --
                                       ---------           ---------           ---------           ---------           ---------
  Net income (loss)                    $    (105)          $   4,626           $    (553)          $  (4,073)          $    (105)
                                       =========           =========           =========           =========           =========

RETAINED EARNINGS:
------------------

Beginning balance                      $(106,295)          $   9,408           $ (19,398)          $   9,990           $(106,295)
Net income (loss)                           (105)              4,626                (553)             (4,073)               (105)
Dividends                                 (1,200)                 --                  --                  --              (1,200)
                                       ---------           ---------           ---------           ---------           ---------
Ending balance                         $(107,600)          $  14,034           $ (19,951)          $   5,917           $(107,600)
                                       =========           =========           =========           =========           =========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2002
                             (AMOUNTS IN THOUSANDS)


                                     J.L. FRENCH
                                      AUTOMOTIVE                                 NON-
                                       CASTINGS,           GUARANTOR           GUARANTOR
                                         INC.              COMPANIES           COMPANIES         ELIMINATIONS        CONSOLIDATED
                                     -----------           ---------           ---------         ------------        ------------
              Assets
------------------------------
Current assets:
 Cash and cash equivalents             $      21           $      79           $     947           $      --           $   1,047
 Accounts receivable, net                169,352              78,584              18,926            (218,842)             48,020
 Inventories                                  --              20,139               6,890                  --              27,029
 Other current assets                     (2,467)             15,437               6,021                  --              18,991
                                       ---------           ---------           ---------           ---------           ---------
  Total current assets                   166,906             114,239              32,784            (218,842)             95,087

Property, plant and equipment,
 Net                                          --             167,195              99,646                  --             266,841
Investment in subsidiaries               325,337                  --                  --            (325,337)                 --
Intangible and other assets, net          53,024             228,757              48,488                  --             330,269
                                       ---------           ---------           ---------           ---------           ---------
                                       $ 545,267           $ 510,191           $ 180,918           $(544,179)          $ 692,197
                                       =========           =========           =========           =========           =========
   Liabilities and Stockholders'
       Investment (Deficit)
------------------------------
Current liabilities:
  Current maturities of long-
   term debt                           $  38,932           $     228           $   9,082           $      --           $  48,242
  Accounts payable                            --              40,936              15,074                 (28)             55,982
  Accrued liabilities                     11,041              22,070               7,940                  --              41,051
                                       ---------           ---------           ---------           ---------           ---------
    Total current liabilities             49,973              63,234              32,096                 (28)            145,275
Long-term debt                           381,879              41,768              72,134                  --             495,781
Other noncurrent liabilities               8,733              10,478                 228                  --              19,439
Intercompany                              67,586             121,644              29,584            (218,814)                 --
                                       ---------           ---------           ---------           ---------           ---------
  Total liabilities                      508,171             237,124             134,042            (218,842)            660,495
Redeemable common stock                   60,000                  --                  --                  --              60,000

Stockholders' investment
  (deficit):
 Additional paid-in capital               90,442             259,808              71,446            (331,254)             90,442
 Retained earnings (deficit)            (107,600)             14,034             (19,951)              5,917            (107,600)
 Accumulated other
  comprehensive loss                      (5,746)               (775)             (4,619)                 --             (11,140)
                                       ---------           ---------           ---------           ---------           ---------
  Total stockholders' investment
    (deficit)                            (22,904)            273,067              46,876            (325,337)            (28,298)
                                       ---------           ---------           ---------           ---------           ---------
                                       $ 545,267           $ 510,191           $ 180,918           $(544,179)          $ 692,197
                                       =========           =========           =========           =========           =========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                     J.L. FRENCH
                                      AUTOMOTIVE                                 NON-
                                       CASTINGS,           GUARANTOR           GUARANTOR
                                         INC.              COMPANIES           COMPANIES         ELIMINATIONS        CONSOLIDATED
                                     -----------           ---------           ---------         ------------        ------------

OPERATING ACTIVITIES:
 Net income (loss)                      $   (105)          $  4,626            $   (553)          $ (4,073)          $   (105)
 Adjustments to reconcile
  income (loss) to net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization             603              8,775               2,468                 --             11,846
   Income from investment in
     subsidiaries                         (4,073)                --                  --              4,073                 --
   Changes in other operating
    activities                            10,041            (13,488)              1,310                 --             (2,137)
                                        --------           --------            --------           --------           --------
   Net cash provided by (used
    for) operating activities              6,466                (87)              3,225                 --              9,604
                                        --------           --------            --------           --------           --------
INVESTING ACTIVITIES:
 Capital expenditures, net                    --                189              (4,239)                --             (4,050)
                                        --------           --------            --------           --------           --------
     Net cash provided by (used
      for) investing activities               --                189              (4,239)                --             (4,050)
                                        --------           --------            --------           --------           --------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                       22,200                 --               2,140                 --             24,340
 Repayment of borrowings on
  revolving credit facilities            (20,400)                --              (2,140)                --            (22,540)
 Long-term borrowings                         --                 --               2,760                 --              2,760
 Repayment of long-term
  Borrowings                              (8,219)               (55)             (1,784)                --            (10,058)
 Capital investment                          (34)                --                  --                 --                (34)
                                        --------           --------            --------           --------           --------
     Net cash provided by
      (used for) financing
      activities                          (6,453)               (55)                976                 --             (5,532)
                                        --------           --------            --------           --------           --------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                             --                 --                 (30)                --                (30)
                                        --------           --------            --------           --------           --------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                         13                 47                 (68)                --                 (8)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                          8                 32               1,015                 --              1,055
                                        --------           --------            --------           --------           --------
  End of period                         $     21           $     79            $    947           $     --           $  1,047
                                        ========           ========            ========           ========           ========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                     J.L. FRENCH
                                      AUTOMOTIVE                                 NON-
                                       CASTINGS,           GUARANTOR           GUARANTOR
                                         INC.              COMPANIES           COMPANIES         ELIMINATIONS        CONSOLIDATED
                                     -----------           ---------           ---------         ------------        ------------
OPERATIONS:
-----------

Sales                                $        --           $ 110,053           $  24,503           $      --           $ 134,556
Cost of sales                                 --              97,594              20,549                  --             118,143
                                       ---------           ---------           ---------           ---------           ---------
  Gross profit                                --              12,459               3,954                  --              16,413
Selling, general and
 administrative expenses                     705               3,728               3,298                  --               7,731
Amortization expense                          25               2,421                 416                  --               2,862
                                       ---------           ---------           ---------           ---------           ---------
  Operating income (loss)                   (730)              6,310                 240                  --               5,820
Interest expense                           6,869               5,822               1,489                  --              14,180
                                       ---------           ---------           ---------           ---------           ---------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                           (7,599)                488              (1,249)                 --              (8,360)
Provision (benefit) for income
   taxes                                  (2,888)                 14                (122)                 --              (2,996)
Equity in losses of
subsidiaries                                (653)                 --                  --                 653                  --
                                       ---------           ---------           ---------           ---------           ---------
  Net income (loss)                    $  (5,364)          $     474           $  (1,127)          $     653           $  (5,364)
                                       =========           =========           =========           =========           =========

RETAINED EARNINGS:
------------------

Beginning balance                      $(125,905)          $  39,935           $  (6,263)          $    (653)          $ (92,886)
Net income (loss)                         (5,364)                474              (1,127)                653              (5,364)
Dividends                                 (1,766)                 --                  --                  --              (1,766)
                                       ---------           ---------           ---------           ---------           ---------
Ending balance                         $(133,035)          $  40,409           $  (7,390)          $      --           $(100,016)
                                       =========           =========           =========           =========           =========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                     J.L. FRENCH
                                      AUTOMOTIVE                                 NON-
                                       CASTINGS,           GUARANTOR           GUARANTOR
                                         INC.              COMPANIES           COMPANIES         ELIMINATIONS        CONSOLIDATED
                                     -----------           ---------           ---------         ------------        ------------
OPERATING ACTIVITIES:
 Net income (loss)                     $ (5,364)            $    474           $ (1,127)          $    653           $ (5,364)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities -
  Depreciation and amortization              26               10,993              2,615                 --             13,634
    Loss from investment in
     subsidiaries                           653                   --                 --               (653)                --
   Changes in other operating
     activities                           1,355               (6,595)               297                 --             (4,943)
                                       --------             --------           --------           --------           --------
   Net cash provided by (used
    for) operating items                 (3,330)               4,872              1,785                 --              3,327
                                       --------             --------           --------           --------           --------
INVESTING ACTIVITIES:
 Capital expenditures, net                   --               (4,650)            (4,524)                --             (9,174)
                                       --------             --------           --------           --------           --------
     Net cash used for
        investing activities                 --               (4,650)            (4,524)                --             (9,174)
                                       --------             --------           --------           --------           --------
FINANCING ACTIVITIES:
 Revolving credit facility
  Borrowings                             61,000                   --                 --                 --             61,000
 Repayments of revolving
  credit facility borrowings            (55,000)                                   (713)                --            (55,713)
 Long-term borrowings                        --                    5              2,196                 --              2,201
 Repayment of other borrowings           (2,711)              (1,015)            (1,225)                --             (4,951)
 Other                                       82                   --                 --                 --                 82
                                       --------             --------           --------           --------           --------
     Net cash provided by
      (used for) financing
      activities                          3,371               (1,010)               258                 --              2,619
                                       --------             --------           --------           --------           --------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                            --                   --               (694)                --               (694)
                                       --------             --------           --------           --------           --------
NET CHANGES IN CASH
 AND CASH EQUIVALENTS                        41                 (788)            (3,175)                --             (3,922)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                        22                  803              5,228                 --              6,053
                                       --------             --------           --------           --------           --------
  End of period                        $     63             $     15           $  2,053           $     --           $  2,131
                                       ========             ========           ========           ========           ========

11. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)


                                     J.L. FRENCH
                                      AUTOMOTIVE                                 NON-
                                       CASTINGS,           GUARANTOR           GUARANTOR
                                         INC.              COMPANIES           COMPANIES         ELIMINATIONS        CONSOLIDATED
                                     -----------           ---------           ---------         ------------        ------------
            Assets
---------------------------------
Current assets:
 Cash and cash equivalents             $       8           $      32           $   1,015            $     --           $   1,055
 Accounts receivable, net                     --              27,571              19,460              (3,318)             43,713
 Inventories                                  --              22,747               8,350                  --              31,097
 Other current assets                     (2,282)             14,081               5,680                  --              17,479
                                       ---------           ---------           ---------           ---------           ---------
  Total current assets                    (2,274)             64,431              34,505              (3,318)             93,344
Property, plant and equipment,
 net                                          --             175,533              99,609                  --             275,142
Investment in subsidiaries               321,264                  --                  --            (321,264)                 --
Intangible and other assets, net          51,665             231,604              49,154                  --             332,423
                                       ---------           ---------           ---------           ---------           ---------
                                       $ 370,655           $ 471,568           $ 183,268           $(324,582)          $ 700,909
                                       =========           =========           =========           =========           =========
   Liabilities and Stockholders'
       Investment (Deficit)
---------------------------------
Current liabilities:
  Accounts payable                     $      --           $  44,589           $  15,632          $       --           $  60,221
  Accrued liabilities                      6,207              22,350               7,158                  --              35,715
  Current maturities of long-
   term debt                              38,987                 222               8,097                  --              47,306
                                       ---------           ---------           ---------           ---------           ---------
    Total current liabilities             45,194              67,161              30,887                  --             143,242
Long-term debt                           388,445              41,828              73,662                  --             503,935
Other noncurrent liabilities               8,564              11,219                 645                  --              20,428
Intercompany                            (109,611)             82,919              30,010              (3,318)                 --
                                       ---------           ---------           ---------           ---------           ---------
  Total liabilities                      332,592             203,127             135,204              (3,318)            667,605
Redeemable common stock                   60,000                  --                  --                  --              60,000

Stockholders' investment
  (deficit):
 Additional paid-in capital               90,476             259,808              71,446            (331,254)             90,476
 Retained earnings (deficit)            (106,295)              9,408             (19,398)              9,990            (106,295)
 Accumulated other
  comprehensive loss                      (6,118)               (775)             (3,984)                 --             (10,877)
                                       ---------           ---------           ---------           ---------           ---------
  Total stockholders' investment
    (deficit)                            (21,937)            268,441              48,064            (321,264)            (26,696)
                                       ---------           ---------           ---------           ---------           ---------
                                       $ 370,655           $ 471,568           $ 183,268           $(324,582)          $ 700,909
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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

         Sales. Overall sales for the first quarter of 2002 increased by $0.1 million to $134.7 million from $134.6 million in 2001. North American light vehicle production was 5.5% higher in the first quarter of 2002 compared with first quarter 2001. This market improvement positively impacted sales in North America by $3.6 million. U.K. volume improved $2.0 million in this quarter, as a result of the ramp up associated with certain new programs. Offsetting these overall improvements was a $4.8 million reduction in sales associated with the resourcing of certain low margin parts by a customer and $0.7 million in foreign exchange weakening against the dollar.

         Cost of Sales. Cost of sales for the first quarter of 2002 was $114.6 million or 85.0% of sales compared to $118.1 million or 87.8% of sales in 2001. The decrease in costs was primarily due to expense reductions and reduced supplies, maintenance, freight and utility expenses resulting from cost reductions and aggressive purchasing initiatives implemented by the Company. These reductions were partially offset by increased expenses for employee incentive programs implemented in 2002 and higher benefit costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.4 million to $7.3 million for the first quarter of 2002 from $7.7 million for 2001. The decrease was a result of cost reduction improvements in fee-based expenses partially offset by the addition of corporate staffing requirements.

         Amortization of Intangible Assets. The adoption of SFAS No.142, which resulted in the discontinuation of goodwill amortization effective January 1, 2002, decreased amortization of intangible assets $2.2 million to $0.6 million for the first quarter of 2002 from $2.9 million for 2001.

         Interest Expense. Interest expense for the first quarter of 2002 was $12.0 million compared to $14.2 million for the prior period. The decrease was due primarily to lower weighted average interest rates during 2002.

         Provision for Income Taxes. The income tax provision for the three months ended March 31, 2002 of $0.4 million is not a meaningful percent of pretax income due to a valuation allowance assigned to foreign losses. The tax provision for the three months ended March 31, 2001 was at an effective rate of 35.8%.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, the Company's operations generated cash of $9.6 million, compared to $3.3 million for the three months ended March 31, 2001. Cash generated from operations before changes in working capital items was $11.7 million for the first quarter of 2002 compared to $8.3 million in the comparable 2001 period. Increases in working capital used cash of $2.1 million during the first quarter of 2002 compared to $4.9 million in the comparable 2001 period. The increases in working capital are primarily timing related.

Capital expenditures totaled $4.1 million in the first quarter of 2002 and $9.2 million in the comparable 2001 period and were primarily for equipment purchases related to new or replacement programs. In the first quarter of 2002, the Company entered into a sale leaseback on certain equipment in the amount of $4.6 million at its Glasgow facility. The purchase of this equipment also took place in the first quarter, resulting in essentially no net cash flows.

Net cash used by financing activities totaled $5.5 million for the first quarter of 2002 compared with net cash provided by financing activities of $2.6 million in the comparable 2001 period.

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

The Company's senior credit facility currently consists of: (a) approximately $190.0 million of term loans, consisting of (1) a $155.0 million U.S. dollar-denominated term loan to French, (2) a pound sterling-denominated term loan to French in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million and (3) a pound sterling-denominated term loan to JLF UK in an amount equal to the pound sterling equivalent, determined as of the date such loan was made, of U.S. $17.5 million (collectively, the "tranche A term loan"); (b) a $190.0 million tranche B term loan; and (c) a $90.0 million revolving credit facility. As of March 31, 2002, the Company had outstanding borrowings on the senior credit facility of approximately $317.1 million and additional borrowing availability of approximately $38.9 million under the senior credit facility.

As of March 31, 2002, rates on borrowings under the senior credit facility varied from 5.1% to 7.0%. Borrowings under the tranche A term loan are due and payable on April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of our material present and future subsidiaries, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The Company was in compliance with the restrictive covenants under the senior credit facility at March 31, 2002.

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

Concurrent with the transaction described above, Tower Automotive exchanged its 7 1/2% convertible subordinated promissory note for 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues pay-in-kind dividends at an annual rate of 7 1/2%. The dividends are payable, at the sole election of the holder, in either (i) shares of Class A-2 common stock equal to the amount of the dividend to be paid divided by $4,211 or (ii) shares of Class A common stock equal to the amount of the dividend to be paid divided by $5,896.75. As of March 31, 2002, the Company has accrued $1.9 million in Class A-1 common stock dividends which are included in additional paid-in capital.

As a result of the April 1999 recapitalization and subsequent acquisitions, the Company has a significant amount of indebtedness. As of March 31, 2002, the Company had approximately $544.0 million of long-term debt, including obligations under capitalized lease obligations, and approximately $28.3 million of stockholders' deficit. As of March 31, 2002, the Company had working capital of $19.0 million. The aggregate maturities of long-term debt, including obligations under capital leases, for each of the periods subsequent to March 31, 2002 are as follows (in thousands):

                                                                  Amount
                                                               -----------
            Nine months ending December 31, 2002               $    37,739
            Year ending December 31, 2003                           81,286
            Year ending December 31, 2004                           57,098
            Year ending December 31, 2005                           38,710
            Year ending December 31, 2006                          149,218
            Year ending December 31, 2007 and thereafter           179,971
                                                               -----------
                                                               $   544,022
                                                               ===========

The Company's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond the Company's control. For example, the general slowdown in the U.S. economy that resulted in lower automotive production during 2001 had a negative impact on the Company's operations. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations and other liquidity needs through the end of 2002. Significant assumptions underlie the Company's belief that it will be able to meet its short-term liquidity needs, including, among others things, that there will be no further decline in current automotive production levels, that there will be no further material adverse developments in the Company's business and that the cost improvement projects previously implemented by the Company will continue to be successful. There can be no assurances that these assumed events will occur.

Over the long-term, the Company believes that it will need to refinance, amend or restructure its existing debt arrangements to, among other things, adjust their existing amortization schedules or seek additional equity investments either from its existing stockholders or outside third parties. If the Company is unsuccessful in refinancing, amending or restructuring such indebtedness, the Company would be forced to dispose of assets to obtain funds to repay such indebtedness or seek additional equity investments either from its existing stockholders or outside third parties. There is no assurance that the Company will be successful in refinancing, amending or restructuring its indebtedness or that asset dispositions or equity sales could be effected on a timely basis or on satisfactory terms, if at all, or that such dispositions would be permitted by the terms of the indenture or the senior credit facility.

Based upon its financial projections for 2002, the Company anticipates that it will not be in compliance with a financial covenant in its senior credit facility as of December 31, 2002. If economic and industry conditions continue to improve over projected levels; however, the Company may be able to satisfy this covenant as of the end of 2002. Alternatively, the Company will be required to seek a waiver in such event of non-compliance from its lenders. No adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this potential event of non-compliance. In the event the Company fails to comply with this covenant or any of the other terms of the senior credit facility on an on-going basis, it would be in default thereunder, and the maturity of substantially all of its long-term indebtedness could be accelerated. In the event of such an acceleration, the Company would need to refinance or restructure its borrowings under the senior credit facility, as discussed above.

SEASONALITY

The Company typically experiences decreased sales and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

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

As of March 31, 2002, the Company had interest rate swap agreements on $75 million of long-term debt and the fair value of such swap agreements was a liability of approximately $2.3 million.

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

                                     J.L. FRENCH AUTOMOTIVE CASTINGS,
                                        INC.


Date:  May 15, 2002                  By /s/ Mark S. Burgess
                                        ----------------------------------------
                                          Mark S. Burgess
                                          Executive Vice President, Chief
                                          Financial Officer (principal
                                          accounting and financial officer)