Form 10-Q
period 2002-06-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2003-01-16
CIK 1091601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

               Yes   X                                     No
                   -----                                      -----

The number of shares outstanding of the Registrant's common stock at December 31, 2002 was 11,554 shares of Class A common stock, 7,124 shares of Class A-1 common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock, 14,248 shares of Class P common stock, 65,118,328 shares of Class Q-1 common stock and 11,592,672 shares of Class Q-2 common stock.

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                         QUARTERLY FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



                                                                              PAGE
                                                                              ----

Condensed Consolidated Statements of Operations (unaudited) for the
Three Months Ended June 30, 2002 and 2001                                       3

Condensed Consolidated Statements of Operations (unaudited) for the
Six Months Ended June 30, 2002 and 2001                                         4

Condensed Consolidated Balance Sheets at June 30, 2002 and
December 31, 2001                                                               5

Condensed Consolidated Statements of Cash Flows (unaudited) for the
Six Months Ended June 30, 2002 and 2001                                         6

Notes to Condensed Consolidated Financial Statements                            7

Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                  21

ITEM 1 - FINANCIAL INFORMATION

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                  Three Months Ended June 30,
                                                                 ----------------------------
                                                                    2002             2001
                                                                 ---------          ---------
Sales                                                            $ 146,421          $ 137,808
Cost of sales                                                      122,592            113,998
                                                                 ---------          ---------
        Gross profit                                                23,829             23,810
Selling, general and administrative expenses                         7,186              8,223
Amortization expense                                                   615              2,814
                                                                 ---------          ---------
        Operating income                                            16,028             12,773
Interest expense, net                                               11,860             13,824
                                                                 ---------          ---------
        Income (loss) before provision for income Taxes              4,168             (1,051)
Provision for income taxes                                           1,416                922
                                                                 ---------          ---------
        Net income (loss)                                        $   2,752          $  (1,973)
                                                                 =========          =========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                 ----------------------------
                                                                    2002               2001
                                                                 ---------          ---------
Sales                                                            $ 281,135          $ 272,364
Cost of sales                                                      237,145            232,141
                                                                 ---------          ---------
        Gross profit                                                43,990             40,223
Selling, general and administrative expenses                        14,519             15,954
Amortization expense                                                 1,231              5,676
                                                                 ---------          ---------
        Operating income                                            28,240             18,593
Interest expense, net                                               23,814             28,004
                                                                 ---------          ---------
        Income (loss) before provision for income Taxes              4,426             (9,411)
Provision (benefit) for income taxes                                 1,779             (2,074)
                                                                 ---------          ---------
        Net income (loss)                                        $   2,647          $  (7,337)
                                                                 =========          =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     June 30,           December 31,
                    Assets                             2002                 2001
                                                     ---------           ---------
Current assets:
       Cash and cash equivalents                     $  14,674           $   1,055
       Accounts receivable, net                         57,352              43,713
       Inventories                                      30,084              31,097
       Other current assets                             20,626              17,479
                                                     ---------           ---------
             Total current assets                      122,736              93,344

Property, plant and equipment, net                     270,507             275,142
Intangible and other assets, net                       333,556             332,423
                                                     ---------           ---------
                                                     $ 726,799           $ 700,909
                                                     =========           =========

      Liabilities and Stockholders' Deficit

Current liabilities:
       Current maturities of long-term debt          $  16,885           $  47,306
       Accounts payable                                 57,131              61,678
       Accrued liabilities                              31,549              33,167
                                                     ---------           ---------
             Total current liabilities                 105,565             142,151

Long-term debt, net of current maturities              387,256             328,935
Subordinated notes                                     175,000             175,000
Other noncurrent liabilities                            22,721              21,519
                                                     ---------           ---------
              Total liabilities                        690,542             667,605
                                                     ---------           ---------

Redeemable common stock                                 60,000              60,000

Stockholders' deficit:
       Common stock                                         --                  --
       Additional paid-in capital                       90,328              90,476
       Accumulated deficit                            (106,048)           (106,295)
       Accumulated other comprehensive loss             (8,023)            (10,877)
                                                     ---------           ---------
             Total stockholders' deficit               (23,743)            (26,696)
                                                     ---------           ---------
                                                     $ 726,799           $ 700,909
                                                     =========           =========


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                   Six Months Ended June 30,
                                                                                  ---------------------------
                                                                                    2002               2001
                                                                                  --------           --------
OPERATING ACTIVITIES:
      Net income (loss)                                                           $  2,647           $ (7,337)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities -
         Depreciation and amortization                                              23,910             26,482
         Changes in other assets and liabilities                                   (22,616)           (10,342)
                                                                                  --------           --------
            Net cash provided by operating activities                                3,941              8,803
                                                                                  --------           --------
INVESTING ACTIVITIES:
      Capital expenditures, net                                                    (12,059)           (21,701)
                                                                                  --------           --------
         Net cash used for investing activities                                    (12,059)           (21,701)
                                                                                  --------           --------
FINANCING ACTIVITIES:
      Revolving credit facility borrowings                                          56,331             15,734
      Repayments on revolving credit facility borrowings                           (20,458)              (713)
      Long-term borrowings                                                           6,409              3,935
      Repayment of long-term borrowings                                            (20,451)            (9,909)
      Other, net                                                                      (150)              (168)
                                                                                  --------           --------
         Net cash provided by financing activities                                  21,681              8,879
                                                                                  --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                  56             (1,291)
                                                                                  --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                             13,619             (5,310)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                            1,055              6,053
                                                                                  --------           --------
      End of period                                                               $ 14,674           $    743
                                                                                  ========           ========


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

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

     Sales and operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. The following presents comprehensive income (loss), defined as changes in the stockholders' deficit except changes related to transactions with stockholders of the Company, for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

                                        Three Months Ended June 30,           Six Months Ended June 30,
                                       ---------------------------           ---------------------------
                                         2002               2001               2002               2001
                                       --------           --------           --------           --------
Net income (loss)                      $  2,752           $ (1,973)          $  2,647           $ (7,337)
Change in cumulative                      4,600             (6,628)             3,698            (10,727)
  translation adjustment
Cumulative effect of adoption
  of SFAS No. 133                            --                 --                 --             (1,223)
Minimum pension liability                (1,030)                --             (1,030)                --
Unrealized income/(loss) on
  derivative instrument                    (453)               132                186               (702)
                                       --------           --------           --------           --------
Comprehensive income (loss)            $  5,869           $ (8,469)          $  5,501           $(19,989)
                                       ========           ========           ========           ========

     The minimum pension liability relates to the excess of the unfunded accumulated benefit obligation over the unrecognized prior service cost.

3. At June 30, 2002, the Company had an interest rate swap agreement on $75 million of long-term debt. The swap agreement, which expires in December 2003, has been designated as, and meets the criteria for cash flow hedges. Initial adoption of SFAS No. 133 resulted in the recording of a liability for the fair value of the swap agreement of $2.0 million, with the offset recorded in equity as a component of accumulated other comprehensive loss, net of taxes of $1.2 million. At June 30, 2002, the fair value of the interest rate swap was a liability of $3.1 million and $3.4 million at December 31, 2001.

4. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

     SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company has completed the initial assessment as required by SFAS No. 142, and has determined that the carrying value exceeded the fair value. The Company is currently in the process of planning the second phase of this evaluation to measure the amount of impairment. Management expects that upon completion of this evaluation, the Company will record a pre tax non-cash charge of between $150 million and $205 million as the cumulative effect of a change in accounting principle in the statement of operations, although there can be no assurance that the actual amount will not be outside this range. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments will be made by December 31, 2002. The adjustment will have no impact on the Company's cash flows.

     The following table summarizes the effect of the non-amortization provisions of goodwill of SFAS No. 142 on periods prior to January 1, 2002:

                                   Three Months Ended June 30,         Six Months Ended June 30,
                                    ------------------------           ------------------------
                                     2002              2001              2002             2001
                                    -------          -------           -------          -------
Net income (loss)                   $ 2,752          $(1,973)          $ 2,647          $(7,337)
Goodwill amortization,
  net of income taxes                    --            1,370                --            2,726
                                    -------          -------           -------          -------
Adjusted net income (loss)          $ 2,752          $  (603)          $ 2,647          $(4,611)
                                    =======          =======           =======          =======

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The Company adopted the provisions of SFAS No. 144 on January 1, 2002, and it had no material impact on results of operations.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, ("SFAS No. 13") to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to SFAS No. 13 should be applied to transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

5. At June 30, 2002, the Company had deferred tax assets which included $40.5 million related to its federal net operating loss carryforward that expires between 2018 and 2021. Management has established a valuation allowance for a majority of the state tax credit and state operating loss carryforwards and all of the foreign net operating loss carryforwards as management is unable to conclude that it is more likely than not that sufficient taxable income will be generated in the necessary jurisdictions to realize these tax benefits. Management has concluded that a valuation allowance is not necessary for the remaining deferred tax assets as projections show that these assets will be realized prior to the carryforward expiration period. The Company will continue to evaluate the need for a valuation allowance, and at such time it is determined that it is more likely than not that such deferred tax assets would not be realizable, a valuation allowance will be recorded.

6.   Inventories consisted of the following (in thousands):

                                  June 30,         Dec. 31,
                                    2002             2001
                                  -------          -------
Raw materials                     $15,860          $15,530
Work-in-process                     6,851            7,314
Finished goods                      7,373            8,253
                                  -------          -------
                                  $30,084          $31,097
                                  =======          =======

7. In March 2002, the Company entered into an agreement to sell five machines and lease the machines back, applying the provisions of Statement of Financial Accounting Standards No. 98, Accounting for Leases. Upon the commencement of the lease term on March 27, 2002, the assets were removed from the Company's balance sheet in accordance with accounting for the machines as an operating lease. All of the assets sold in the transaction were purchased during the first quarter of 2002. Net proceeds from the transaction were approximately $4.6 million. The transaction resulted in a gain of approximately $200,000, which will be deferred and amortized over the lease term. As of June 30, 2002, the present value of the future minimum lease payments was approximately $3.1 million.

8.   Long-term senior debt consisted of the following (in thousands):

                                                   June 30,          December 31,
                                                     2002                2001
                                                  ---------           ---------
Senior Credit Facility:
  Revolving credit facility                       $  62,356           $  25,213
  Tranche A term loan                               133,372             149,881
  Tranche B term loan                               149,503             149,904
                                                  ---------           ---------
      Total senior credit facility                  345,231             324,998
Other, net                                           58,910              51,243
                                                  ---------           ---------
                                                    404,141             376,241
Less-current maturities                             (16,885)            (47,306)
                                                  ---------           ---------
      Total long-term debt                        $ 387,256           $ 328,935
                                                  =========           =========


     The Company and certain of its direct and indirect subsidiaries have a senior credit facility that provides a tranche A term loan, a tranche B term loan and revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of June 30, 2002, there were outstanding borrowings under the revolving credit facility of $62.3 million and outstanding letters of credit of $27.5 million.

     As of June 30, 2002, rates on borrowings under the senior credit facility varied from 4.9% to 7.2%. Borrowings under the tranche B term loan are due and payable on October 21, 2006. The senior credit facility is secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors").

     The Company's senior credit facility includes certain restrictive financial covenants. In July, November, and December 2002, the Company and its lenders amended the senior credit facility to amend the financial covenants to accommodate the new financing discussed below.

     On December 27, 2002, the Company incurred the following indebtedness:

     (i) $95.0 million of a Tranche C term loan, which resulted in net proceeds of $90.3 million. The Tranche C term loan is part of the Company's senior credit facility and matures in October 2006. The loan bears interest at the greater of 11% or prime plus 6%, payable quarterly. There are no scheduled principal payments until maturity. All principal payments are subject to an exit fee of 5% of such principal payment.

     (ii) $96.4 million of secured second lien term loan, which resulted in net proceeds of $94.0 million. The second lien term loan bears 12% cash interest, payable quarterly, and 7% deferred interest. The principal and deferred interest are due on December 31, 2007. The term loan is secured by a second lien on substantially all domestic assets of the Company. The Company also issued warrants to acquire 5% of the fully diluted stockholders equity of the Company to the lenders of the second lien term loan (See Note 10).

     Concurrently with the debt issuances, the Company issued 65.1 million shares of Class Q-1 and 11.6 million shares of Class Q-2 common stock (see
     Note 10) to a partnership owned by certain stockholders of the Company for total proceeds of $1 million.

     The net proceeds from the debt and stock issuances described above, were used to retire all tranche A term loan balances ($125.4 million), repay $16.6 million of the tranche B term loan, reduce borrowings under the revolving credit facility by $33.8 million and pay transaction related costs of $9.5 million.

     In connection with the financing described above, the Company also amended its senior credit facility to extend the revolving credit facility availability until June 30, 2006. The Company's senior credit facility, as amended, and the secured second lien notes include certain restrictive financial covenants including minimum interest coverage and maximum leverage ratios. Under the terms of the amended senior credit facility, the revolving credit is available until June 2006. Interest on the revolving credit is at prime plus 3.0% or LIBOR plus 4.0% and on the tranche B term loan is prime plus 3.50% or LIBOR plus 4.50%. Further the principal payments on the tranche B term loan are subject to an exit fee of 1% in 2003, 2% in 2004 and 3% in 2005.

     In addition to the senior debt included in the table above, the Company also has outstanding $175 million of senior subordinated notes. These notes mature in May 2009 and bear interest at 11 1/2%. The Company did not make an interest payment on the notes of approximately $10.1 million on December 2, 2002, the scheduled payment date. Such payment was made by the Company on December 27, 2002, within the thirty day grace period allowed by the indenture governing the notes.

     Other long-term debt consists principally of obligations under capital leases and term loans of the Company's foreign subsidiaries.

9.   Supplemental cash flow information (in thousands):

                              Three Months Ended June 30,          Six Months Ended June 30,
                              ---------------------------          --------------------------
                                2002               2001              2002              2001
                              --------           --------          --------          --------
Cash paid for -
  Interest                    $ 15,356           $ 17,128          $ 22,242          $ 29,566
  Income taxes                    (186)               100               169               412


10. In December 2002, the Company amended its certificate of incorporation to authorize the issuance of 97,845,000 shares of Class Q-1 common stock and 12,000,000 shares of Class Q-2. On December 27, 2002, the Company issued 65,118,328 shares of Class Q-1 common stock and 11,592,672 shares of Class Q-2 common stock for $1.0 million. Pursuant to the amended certificate of incorporation the Class Q common stock is entitled to 99.9% of any equity distributions. Class Q-1 shares are voting shares and Class Q-2 shares are non-voting.

     In connection with the issuance of the secured second lien notes described in Note 8, the Company issued warrants to acquire 4,041,458 shares of Class Q common stock at an exercise price of $.01 per share. The warrants are exercisable anytime through December 2009.

     Following is a summary of activity in the accumulated deficit account for the six months ended June 30, 2002 and 2001 (in thousands):

                                     Six Months Ended June 30,
                                   -----------------------------
                                      2002                2001
                                   ---------           ---------
Beginning balance                  $(106,295)          $ (92,886)
Net income (loss)                      2,647              (7,337)
Dividends                             (2,400)             (3,529)
                                   ---------           ---------
Ending balance                     $(106,048)          $(103,752)
                                   =========           =========

     The Company accrued dividends of $2.4 million on the outstanding Class P common stock for the six months ended June 30, 2002 and June 30, 2001 and these dividends are included in other non-current liabilities. In addition, as of June 30, 2002, the Company had accrued $1.9 million in Class A-1 common stock dividends, which are payable in stock and are included in additional paid-in capital.

11. As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. At December 31, 2001, the liability for those losses was $8.9 million. For the six months ended June 30, 2002, the liability was reduced by $4.4 million due to sales of products subject to those contracts. In addition to the utilization during the six months ended June 30, 2002, the reserve was reduced by approximately $800,000 due to cost reductions and reductions in estimated future shipments of certain loss contract parts. The reserve for loss contracts at June 30, 2002 consisted of a $2.0 million current liability and $2.5 million of long-term liability.

12. In October 2002, certain of the Company's stockholders purchased trade accounts receivable from the Company to provide additional liquidity. The total discount for all trade receivables purchased by the stockholders was approximately $15,000. The maximum amount purchased by the stockholders was approximately $4.2 million. All trade receivables purchased by the stockholders were collected by October 25, 2002.

     In December 2002, the Company issued approximately $9.9 million of the secured second lien term loan to a partnership owned by certain stockholders of the Company (See Note 8).

13. On December 31, 2002, the Company's board of directors approved the closure of the Company's Grandville, Michigan facility. The Company has not yet determined the amount of the restructuring charge it will record related to the closure of this facility, but expects to record the charge in the fourth quarter of 2002.

14. The following consolidating financial information presents statement of operations, balance sheet and cash flow information related to the Company's businesses. Each Guarantor is a direct wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11 1/2% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor Companies are the Company's foreign subsidiaries, which include JLF UK, Ansola and JLF Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material.

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND RETAINED EARNINGS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                          J.L. FRENCH
                                          AUTOMOTIVE                              NON-
                                           CASTINGS,         GUARANTOR         GUARANTOR
OPERATIONS:                                   INC.           COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                          -----------        ---------         ---------       ------------      ------------
Sales                                      $      --         $ 120,016         $  26,405         $      --         $ 146,421
Cost of sales                                     --           100,554            22,038                --           122,592
                                           ---------         ---------         ---------         ---------         ---------
  Gross profit                                    --            19,462             4,367                --            23,829
Selling, general and
 administrative expenses                       1,382             3,305             2,499                --             7,186
Amortization expense                             603                --                12                --               615
                                           ---------         ---------         ---------         ---------         ---------
  Operating income (loss)                     (1,985)           16,157             1,856                --            16,028
Interest expense                               5,136             5,251             1,473                --            11,860
                                           ---------         ---------         ---------         ---------         ---------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                               (7,121)           10,906               383                --             4,168
Provision (benefit) for income
   taxes                                      (2,361)            3,777                --                --             1,416
Equity in earnings of
    subsidiaries                               7,512                --                --            (7,512)               --
                                           ---------         ---------         ---------         ---------         ---------
  Net income (loss)                        $   2,752         $   7,129         $     383         $  (7,512)        $   2,752
                                           =========         =========         =========         =========         =========

RETAINED EARNINGS:

Beginning balance                          $(107,600)        $  14,034         $ (19,951)        $   5,917         $(107,600)
Net income (loss)                              2,752             7,129               383            (7,512)            2,752
Dividends                                     (1,200)               --                --                --            (1,200)
Ending balance                                    --                --                --                --                --
                                           ---------         ---------         ---------         ---------         ---------
                                           $(106,048)        $  21,163         $ (19,568)        $  (1,595)        $(106,048)
                                           =========         =========         =========         =========         =========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND RETAINED EARNINGS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                       J.L. FRENCH
                                        AUTOMOTIVE                         NON-
                                        CASTINGS,        GUARANTOR      GUARANTOR
OPERATIONS:                                INC.          COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                       -----------       ---------      ---------     ------------    ------------

Sales                                    $      --       $ 230,302      $  50,833       $      --       $ 281,135
Cost of sales                                   --         193,145         44,000              --         237,145
                                         ---------       ---------      ---------       ---------       ---------
  Gross profit                                  --          37,157          6,833              --          43,990
Selling, general and
 administrative expenses                     2,219           8,171          4,129              --          14,519
Amortization expense                         1,206              --             25              --           1,231
                                         ---------       ---------      ---------       ---------       ---------
  Operating income (loss)                   (3,425)         28,986          2,679              --          28,240
Interest expense                            10,224          10,741          2,849              --          23,814
                                         ---------       ---------      ---------       ---------       ---------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                            (13,649)         18,245           (170)             --           4,426
Provision (benefit) for income
   taxes                                    (4,711)          6,490             --              --           1,779
Equity in earnings of
    subsidiaries                            11,585              --             --         (11,585)             --
                                         ---------       ---------      ---------       ---------       ---------
  Net income (loss)                      $   2,647       $  11,755      $    (170)      $ (11,585)      $   2,647
                                         =========       =========      =========       =========       =========

RETAINED EARNINGS:

Beginning balance                        $(106,295)      $   9,408      $ (19,398)      $   9,990       $(106,295)
Net income (loss)                            2,647          11,755           (170)        (11,585)          2,647
Dividends                                   (2,400)             --             --              --          (2,400)
                                         ---------       ---------      ---------       ---------       ---------
Ending balance                           $(106,048)      $  21,163      $ (19,568)      $  (1,595)      $(106,048)
                                         =========       =========      =========       =========       =========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
            CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2002
                             (AMOUNTS IN THOUSANDS)


                                           J.L. FRENCH
                                           AUTOMOTIVE                         NON-
                                            CASTINGS,       GUARANTOR       GUARANTOR
                                               INC.         COMPANIES       COMPANIES     ELIMINATIONS     CONSOLIDATED
                                           -----------      ---------       ---------     ------------     ------------
            Assets

Current assets:
 Cash and cash equivalents                  $   4,419       $   8,311       $   1,944       $      --       $  14,674
 Accounts receivable, net                     207,583         140,502          25,365        (316,098)         57,352
 Inventories                                       --          21,406           8,678              --          30,084
 Other current assets                          (2,520)         16,906           6,240              --          20,626
                                            ---------       ---------       ---------       ---------       ---------
  Total current assets                        209,482         187,125          42,227        (316,098)        122,736
Property, plant and equipment,
 net                                               --         164,195         106,312              --         270,507
Investment in subsidiaries                    332,849              --              --        (332,849)             --
Intangible and other assets, net               55,061         225,461          53,034              --         333,556
                                            ---------       ---------       ---------       ---------       ---------
                                            $ 597,392       $ 576,781       $ 201,573       $(648,947)      $ 726,799
                                            =========       =========       =========       =========       =========

   Liabilities and Stockholders'
       Investment (Deficit)

Current liabilities:
  Current maturities of long-
   term debt                                $   8,270       $     230       $   8,385       $      --       $  16,885
  Accounts payable                                 --          39,578          17,553              --          57,131
  Accrued liabilities                           7,688          16,300           7,561              --          31,549
                                            ---------       ---------       ---------       ---------       ---------
    Total current liabilities                  15,958          56,108          33,499              --         105,565
Long-term debt                                435,827          41,709          84,720              --         562,256
Other noncurrent liabilities                   10,665          10,685           1,371              --          22,721
Intercompany                                   95,823         188,377          31,898        (316,098)             --
                                            ---------       ---------       ---------       ---------       ---------
  Total liabilities                           558,273         296,879         151,488        (316,098)        690,542
Redeemable common stock                        60,000              --              --              --          60,000
Stockholders' investment
  (deficit):
 Additional paid-in capital                    90,328         259,808          71,446        (331,254)         90,328
 Retained earnings (deficit)                 (106,048)         21,163         (19,568)         (1,595)       (106,048)
 Accumulated other
  comprehensive loss                           (5,161)         (1,069)         (1,793)             --          (8,023)
                                            ---------       ---------       ---------       ---------       ---------
  Total stockholders' investment
    (deficit)                                 (20,881)        279,902          50,085        (332,849)        (23,743)
                                            ---------       ---------       ---------       ---------       ---------
                                            $ 597,392       $ 576,781       $ 201,573       $(648,947)      $ 726,799
                                            =========       =========       =========       =========       =========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                         J.L. FRENCH
                                          AUTOMOTIVE                       NON-
                                          CASTINGS,       GUARANTOR      GUARANTOR
                                             INC.         COMPANIES      COMPANIES    ELIMINATIONS    CONSOLIDATED
                                         -----------      ---------      ---------    ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                         $  2,647       $ 11,755       $   (170)      $(11,585)      $  2,647
 Adjustments to reconcile
  income (loss) to net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization              1,205         17,482          5,223             --         23,910
   Income from investment in
     subsidiaries                           (11,585)            --             --         11,585             --
   Changes in other operating
    activities                               (3,818)       (15,316)        (3,482)            --        (22,616)
                                           --------       --------       --------       --------       --------
   Net cash provided by (used
    for) operating activities               (11,551)        13,921          1,571             --          3,941
                                           --------       --------       --------       --------       --------
INVESTING ACTIVITIES:
 Capital expenditures, net                       --         (5,532)        (6,527)            --        (12,059)
                                           --------       --------       --------       --------       --------
     Net cash provided by (used
      for) investing activities                  --         (5,532)        (6,527)            --        (12,059)
                                           --------       --------       --------       --------       --------
FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                          51,300             --          5,031             --         56,331
 Repayment of borrowings on
  revolving credit facilities               (18,700)            --         (1,758)            --        (20,458)
 Long-term borrowings                            --             --          6,409             --          6,409
 Repayment of long-term
  borrowings                                (16,488)          (110)        (3,853)            --        (20,451)
 Capital investment                            (150)            --             --             --           (150)
                                           --------       --------       --------       --------       --------
     Net cash provided by
      (used for) financing
      activities                             15,962           (110)         5,829             --         21,681
                                           --------       --------       --------       --------       --------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                                --             --             56             --             56
                                           --------       --------       --------       --------       --------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                         4,411          8,279            929             --         13,619
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                             8             32          1,015             --          1,055
                                           --------       --------       --------       --------       --------
  End of period                            $  4,419       $  8,311       $  1,944       $     --       $ 14,674
                                           ========       ========       ========       ========       ========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                       J.L. FRENCH
                                        AUTOMOTIVE                        NON-
                                         CASTINGS,       GUARANTOR      GUARANTOR
                                           INC.          COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                       -----------       ---------      ---------     ------------    ------------

OPERATIONS:

Sales                                    $      --       $ 116,585      $  21,223       $      --       $ 137,808
Cost of sales                                1,000          93,976         19,022              --         113,998
                                         ---------       ---------      ---------       ---------       ---------
  Gross profit                              (1,000)         22,609          2,201              --          23,810
Selling, general and
 administrative expenses                     1,518           3,523          3,182              --           8,223
Amortization expense                             3           2,407            404              --           2,814
                                         ---------       ---------      ---------       ---------       ---------
  Operating income (loss)                   (2,521)         16,679         (1,385)             --          12,773
Interest expense                             6,458           5,894          1,472              --          13,824
                                         ---------       ---------      ---------       ---------       ---------
  Income (loss) before
   income taxes, equity in
   earnings of
   subsidiaries                             (8,979)         10,785         (2,857)             --          (1,051)
Provision (benefit) for income
   taxes                                    (2,564)          4,293           (807)             --             922
Equity in earnings
    of subsidiaries                          4,442              --             --          (4,442)             --
                                         ---------       ---------      ---------       ---------       ---------
  Net income (loss)                      $  (1,973)      $   6,492      $  (2,050)      $  (4,442)      $  (1,973)
                                         =========       =========      =========       =========       =========

RETAINED EARNINGS:

Beginning balance                        $(100,016)      $  40,409      $  (7,390)      $ (33,019)      $(100,016)
Net income (loss)                           (1,973)          6,492         (2,050)         (4,442)         (1,973)
Dividends                                   (1,763)             --             --              --          (1,763)
                                         ---------       ---------      ---------       ---------       ---------
Ending balance                           $(103,752)      $  46,901      $  (9,440)      $ (37,461)      $(103,752)
                                         =========       =========      =========       =========       =========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                       J.L. FRENCH
                                        AUTOMOTIVE                         NON-
                                        CASTINGS,        GUARANTOR      GUARANTOR
                                           INC.          COMPANIES      COMPANIES     ELIMINATIONS     CONSOLIDATED
                                       -----------       ---------      ---------     ------------     ------------
OPERATIONS:

Sales                                    $      --       $ 226,638      $  45,726       $      --       $ 272,364
Cost of sales                                1,000         191,570         39,571              --         232,141
                                         ---------       ---------      ---------       ---------       ---------
  Gross profit                              (1,000)         35,068          6,155              --          40,223
Selling, general and
 administrative expenses                     2,223           7,251          6,480              --          15,954
Amortization expense                            28           4,828            820              --           5,676
                                         ---------       ---------      ---------       ---------       ---------
  Operating income (loss)                   (3,251)         22,989         (1,145)             --          18,593
Interest expense                            13,327          11,716          2,961              --          28,004
                                         ---------       ---------      ---------       ---------       ---------
  Income (loss) before
   income taxes, equity in
   earnings of
   subsidiaries                            (16,578)         11,273         (4,106)             --          (9,411)
Provision (benefit) for income
   taxes                                    (5,452)          4,307           (929)             --          (2,074)
Equity in earnings
    of subsidiaries                          3,789              --             --          (3,789)             --
                                         ---------       ---------      ---------       ---------       ---------
  Net income (loss)                      $  (7,337)      $   6,966      $  (3,177)      $  (3,789)      $  (7,337)
                                         =========       =========      =========       =========       =========

RETAINED EARNINGS:

Beginning balance                        $ (92,886)      $  39,935      $  (6,263)      $ (33,672)      $ (92,886)
Net income (loss)                           (7,337)          6,966         (3,177)         (3,789)         (7,337)
Dividends                                   (3,529)             --             --              --          (3,529)
                                         ---------       ---------      ---------       ---------       ---------
Ending balance                           $(103,752)      $  46,901      $  (9,440)      $ (37,461)      $(103,752)
                                         =========       =========      =========       =========       =========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)


                                           J.L. FRENCH
                                           AUTOMOTIVE                        NON-
                                            CASTINGS,      GUARANTOR      GUARANTOR
                                              INC.         COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                           ---------       ---------      ---------     ------------    ------------
            Assets

Current assets:
 Cash and cash equivalents                 $       8       $      32       $   1,015       $      --       $   1,055
 Accounts receivable, net                         --          27,571          19,460          (3,318)         43,713
 Inventories                                      --          22,747           8,350              --          31,097
 Other current assets                         (2,282)         14,081           5,680              --          17,479
                                           ---------       ---------       ---------       ---------       ---------
  Total current assets                        (2,274)         64,431          34,505          (3,318)         93,344
Property, plant and equipment,
 net                                              --         175,533          99,609              --         275,142
Investment in subsidiaries                   321,264              --              --        (321,264)             --
Intangible and other assets, net              51,665         231,604          49,154              --         332,423
                                           ---------       ---------       ---------       ---------       ---------
                                           $ 370,655       $ 471,568       $ 183,268       $(324,582)      $ 700,909
                                           =========       =========       =========       =========       =========

   Liabilities and Stockholders'
       Investment (Deficit)

Current liabilities:
  Accounts payable                         $      --       $  46,046       $  15,632       $      --       $  61,678
  Accrued liabilities                          6,207          19,802           7,158              --          33,167
  Current maturities of long-
   term debt                                  38,987             222           8,097              --          47,306
                                           ---------       ---------       ---------       ---------       ---------
    Total current liabilities                 45,194          66,070          30,887              --         142,151
Long-term debt                               388,445          41,828          73,662              --         503,935
Other noncurrent liabilities                   8,564          12,310             645              --          21,519
Intercompany                                (109,611)         82,919          30,010          (3,318)             --
                                           ---------       ---------       ---------       ---------       ---------
  Total liabilities                          332,592         203,127         135,204          (3,318)        667,605
Redeemable common stock                       60,000              --              --              --          60,000

Stockholders' investment
  (deficit):
 Additional paid-in capital                   90,476         259,808          71,446        (331,254)         90,476
 Retained earnings (deficit)                (106,295)          9,408         (19,398)          9,990        (106,295)
 Accumulated other
  comprehensive loss                          (6,118)           (775)         (3,984)             --         (10,877)
                                           ---------       ---------       ---------       ---------       ---------
  Total stockholders' investment
    (deficit)                                (21,937)        268,441          48,064        (321,264)        (26,696)
                                           ---------       ---------       ---------       ---------       ---------
                                           $ 370,655       $ 471,568       $ 183,268       $(324,582)      $ 700,909
                                           =========       =========       =========       =========       =========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                         J.L. FRENCH
                                          AUTOMOTIVE                      NON-
                                           CASTINGS,      GUARANTOR    GUARANTOR
                                             INC.         COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                         -----------      ---------    ---------     ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                         $ (7,337)      $  6,966       $ (3,177)      $ (3,789)      $ (7,337)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities -
  Depreciation and amortization                  28         21,256          5,198             --         26,482
   Income from invest-
     ment in subsidiaries                    (3,789)            --             --          3,789             --
   Changes in other operating
    activities                                4,438        (14,713)           (67)            --        (10,342)
                                           --------       --------       --------       --------       --------
   Net cash provided by (used
    for) operating items                     (6,660)        13,509          1,954             --          8,803
                                           --------       --------       --------       --------       --------
INVESTING ACTIVITIES:
 Capital expenditures, net                       --        (13,252)        (8,449)            --        (21,701)
                                           --------       --------       --------       --------       --------
     Net cash used for
        investing activities                     --        (13,252)        (8,449)            --        (21,701)
                                           --------       --------       --------       --------       --------
FINANCING ACTIVITIES:
 Revolving credit facility
  borrowings                                 12,900             --          2,834             --         15,734
 Repayments of revolving
  credit facility borrowings                     --             --           (713)            --           (713)
 Long-term borrowings                            --             --          3,935             --          3,935
 Repayment of other borrowings               (5,947)        (1,011)        (2,951)            --         (9,909)
 Other                                         (168)            --             --             --           (168)
                                           --------       --------       --------       --------       --------
     Net cash provided by
      (used for) financing
      activities                              6,785         (1,011)         3,105             --          8,879
                                           --------       --------       --------       --------       --------

EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                                --             --         (1,291)            --         (1,291)
                                           --------       --------       --------       --------       --------
NET CHANGES IN CASH
 AND CASH EQUIVALENTS                           125           (754)        (4,681)            --         (5,310)
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                            22            803          5,228             --          6,053
                                           --------       --------       --------       --------       --------
  End of period                            $    147       $     49       $    547       $     --       $    743
                                           ========       ========       ========       ========       ========

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Sales -- Sales for the second quarter of 2002 increased by approximately $8.6 million to $146.4 million from $137.8 million in the second quarter of 2001. North American light vehicle production was 7.2% higher in the second quarter of 2002 compared with the second quarter of 2001. The increase in the North American production increased the Company's sales by approximately $8.2 million. In addition, sales from the Company's European subsidiaries increased approximately $4.5 million in the second quarter as a result of new business and by approximately $0.5 million as a result of changes in foreign currency exchange rates. These increases were offset by $4.4 million resulting from resourcing of certain low margin components by a customer.

Cost of Sales -- Cost of sales for the second quarter of 2002 was $122.6 million or 83.7% of sales compared to $114.0 million or 82.7% of sales in the second quarter of 2001. Reduced utilization of loss contract reserves adversely impacted cost of sales by $4.5 million in the quarter, or approximately 3.7% of sales. In addition, higher aluminum prices, while not impacting gross profit dollars, impacted costs by approximately 2.0% of sales. Higher depreciation expense, incentive accruals, lower prices to the Company's customers and ramp up costs associated with new business adversely impacted costs by approximately 1.2% of sales. Cost reductions on manufacturing supplies, utilities, freight and maintenance offset the increases described above by 5.9% of sales.

S, G & A Expenses -- Selling, general and administrative expenses decreased by $1.0 million to $7.2 million in the second quarter of 2002 from $8.2 million in the second quarter of 2001. The decrease was the result of continued cost reductions including labor cost reductions.

Amortization Expense -- The adoption of SFAS No. 142, which resulted in the discontinuation of goodwill amortization effective January 1, 2002, decreased amortization expense by approximately $2.2 million to $0.6 million in the second quarter of 2002 from $2.8 million in the second quarter of 2001.

Interest Expense -- Interest expense for the second quarter of 2002 was $11.9 million, a decrease of $1.9 million from the second quarter of 2001. The decrease was due principally to lower weighted average interest rates during the second quarter of 2002.

Income Taxes -- The provision for income taxes for the second quarter of 2002 was $1.4 million or 34% of pre tax income. In the second quarter of 2001, the Company recorded a tax provision of $0.9 million, despite a pre tax loss of $1.1 million. The provision was the result of non-income based state taxes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Sales -- Sales for the six months ended June 30, 2002 were $281.1 million, compared to $272.4 million for the six months ended June 30, 2001, an increase of $8.7 million or 3.2%. Approximately $14.7 million of the increase was the result of the increase in North American light vehicle production. Total light vehicle production increased approximately 5.6% in the first half of 2002 as compared to the prior year. Sales from the Company's European subsidiaries increased approximately $5.5 million in the first six months of 2002 as compared to the same period in 2001. The increases were partially offset by $9.4 million resulting from resourcing of certain low margin components by a customer.

Cost of Sales -- Cost of sales for the first six months of 2002 was $237.1 million or 84.4% of sales compared to $232.1 million or 85.2% of sales in the first six months of 2001. Reduced utilization of loss contract reserves adversely impacted cost of sales by $7.0 million for six months, or approximately 1.8% of sales. In addition, higher aluminum prices, while not impacting gross profit dollars, impacted costs by approximately 0.5% of sales. Higher depreciation expense, incentive accruals, lower prices to the Company's customers and ramp up costs associated with new business adversely impacted costs by approximately 0.8% of sales. Cost reductions on manufacturing supplies, utilities, freight and maintenance offset the increases described above by 3.9% of sales.

S, G & A Expenses --Selling, general and administrative expenses were $14.5 million for the first half of 2002 compared to $16.0 million for the first half of 2001, a decrease of $1.5 million. The decrease was the result of the Company's continuing cost reduction program as well as labor reductions.

Amortization Expense --The adoption of SFAS No. 142, which resulted in the discontinuation of goodwill amortization effective January 1, 2002 decreased amortization expense by approximately $4.5 million to $1.2 million in the first half of 2002 from $5.7 million in the first half of 2001.

Interest Expense --Interest expense for the first half of 2002 was $23.8 million compared to $28.0 million in the prior year, a decrease of $4.2 million. The decrease was due to lower weighted average interest rates during the 2002 period.

Income Taxes -- The provision for income taxes for the first half of 2002 was $1.8 million, or 40% of pre tax income. The effective rate differed from the federal statutory rate of 35% as a result of state and foreign income taxes. In the 2001 period, the Company recorded a tax benefit of $2.1 million or 22.0% of the pre tax loss. The benefit is less than the statutory rate as a result of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

The Company's principal sources of cash are cash flow from operations, commercial borrowings and sale of equity securities. For the six months ended June 30, 2002 and 2001, the Company generated cash from operations of $3.9 million and $8.8 million, respectively. Cash generated from operations before changes in working capital items was $26.6 million for 2002 period compared to $19.1 million in 2001. Increases in working capital used cash of $22.6 million during the first half of 2002 compared to $10.3 million in the comparable 2001 period.

In connection with the April 1999 recapitalization, the Company entered into a senior credit facility that provided for aggregate borrowings of approximately $370.0 million. On October 15, 1999, the Company amended and restated the senior credit facility in connection with the acquisitions of Nelson to provide for an additional $100.0 million of available borrowings. On November 30, 2000, the senior credit facility was amended to defer certain principal repayments scheduled for 2001 to future years and to amend certain restrictive covenants included in the senior credit facility. On July 19, 2002, the senior credit facility was amended to adjust certain restrictive covenants.

As of June 30, 2002, interest rates on borrowings under the senior credit facility varied from 4.9% to 7.2%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of the material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

In May 1999, the Company completed an offering of $175.0 million of 11 1/2% senior subordinated notes due 2009. The net proceeds of the offering of approximately $169.6 million and $0.4 million of cash on hand were used to retire all of the borrowings under the subordinated bridge financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan of the senior credit facility. The Company did not make an interest payment on the notes of approximately $10.1 million on December 2, 2002, the scheduled payment date. Such payment was made by the Company on December 27, 2002, within the thirty day grace period allowed by the indenture governing the notes.

In connection with the October 1999 acquisition of Nelson, the Company borrowed $30.0 million from Tower Automotive, Inc. ("Tower") through the issuance of a 7 1/2% convertible subordinated promissory note due October 14, 2009. In November 2000, Tower exchanged its 7 1/2% convertible subordinated promissory note for a total of 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues pay-in-kind dividends at an annual rate of 7 1/2%. The dividends are payable, at the sole election of the holder, in either (i) shares of Class A-2 common stock equal to the amount of the dividend to be paid divided by $4,211 or
(ii) shares of Class A common stock equal to the amount of the dividend to be paid divided by $5,897. As of September 30, 2002, the Company has accrued $1.9 million in Class A-1 dividends which are included in additional paid-in capital.

On May 24, 2000, the Company sold an aggregate of 4,191 shares of the Company's common stock to certain existing stockholders for approximately $17.9 million, the proceeds of which were used to repay indebtedness incurred in connection with the Nelson acquisition.

On November 30, 2000, the Company sold 14,248 shares of nonvoting Class P common stock to certain existing stockholders for an aggregate of $60 million. The Class P common stock accrued dividends at an annual rate of 8% and the dividends are payable in cash at the time of redemption of the Class P common stock.

On December 27, 2002, the Company incurred the following indebtedness:

(i) $95.0 million of a Tranche C term loan, which resulted in net proceeds of $90.3 million. The Tranche C term loan is part of the Company's senior credit facility and matures in October 2006. The loan bears interest at the greater of 11% or prime plus 6%, payable quarterly. There are no scheduled principal payments until maturity. All principal payments are subject to an exit fee of 5% of such principal payment.

(ii) $96.4 million secured second lien term loan, which resulted in net proceeds of $94.0 million. The second lien term loan bears 12% cash interest, payable quarterly, and 7% deferred interest. The principal and deferred interest are due on December 31, 2007. The term loan is secured by a second lien on substantially all domestic assets of the Company. The Company also issued warrants to acquire 5% of the fully diluted stockholders equity of the Company to the lenders of the second lien term loans.

Concurrently with the debt issuances, the Company issued 65.1 million shares of Class Q-1 and 11.6 million shares of Class Q-2 common stock to a partnership owned by certain stockholders of the Company for total proceeds of $1 million.

The net proceeds from the debt and stock issuances described above, were used to retire all tranche A term loan balances ($125.4 million), repay $16.6 million of the tranche B term loan, reduce borrowings under the revolving credit facility by $33.8 million and pay transaction related costs of $9.5 million.

In connection with the financing described above, the Company also amended its senior credit facility to extend the revolving credit facility availability until June 30, 2006. The Company's senior credit facility, as amended, and the secured second lien notes include certain restrictive financial covenants including minimum interest coverage and maximum leverage ratios.

After giving effect to the indebtedness incurred as described above, the Company's senior credit facility consists of: (A) a $132.7 million tranche B term loan that matures in October 2006, bears interest at prime plus 3.5% or LIBOR plus 4.5% and has no scheduled principal repayments until maturity; (B) a $95.0 million tranche C term that matures in October 2006, bears interest at 11% and has no scheduled principal repayments until maturity; and (C) a $90.0 million revolving credit facility. After giving effect to the financing transactions described above, borrowings under the revolving credit facility totaled $55.0 million as of December 27, 2002.

Net cash provided by financing activities totaled $21.7 million for the first half of 2002 compared with net cash provided by financing activities of $8.9 million in the comparable 2001 period.

Uses of Cash

Net cash used in investing activities was $12.1 million during the first half of 2002 compared to $21.7 million during the comparable 2001 period. Capital expenditures totaled $12.1 million in the first half of 2002 and $21.7 million in the comparable 2001 period and were primarily for equipment purchases related to new or replacement programs. In the first half of 2002, the Company entered into a sale leaseback on certain equipment in the amount of $4.6 million at the Glasgow facility. The purchase of this equipment also took place in the first quarter, resulting in essentially no net cash flows. The Company expects that capital expenditures will be approximately $35.0 million in 2002.

Liquidity

The Company has a substantial amount of leverage. After giving effect to the financing transactions on December 27, 2002 as described above, the Company has outstanding indebtedness of approximately $578.9 million. In addition, cash interest expense will approximate $57.8 million annually. However, the December 27, 2002 financing transactions eliminated all scheduled senior debt principal repayments until 2006. After giving effect to the financing, the Company had borrowing availability under its revolving credit facility and cash on hand of approximately $35.0 million.

The Company believes that cash generated from operations together with available borrowings under its senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures for the foreseeable future. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in either the Company's business or the automotive market in general. There can be no assurances, however, that these assumed events will occur. For example, the general slowdown in the U.S. economy that resulted in lower automotive and light truck production during 2001 had a negative impact on the Company's operations.

SEASONALITY

The Company typically experiences decreased sales and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

EFFECTS OF INFLATION

Inflation affects the Company in two principal ways. First, a portion of the Company's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. While the contracts with customers provides for pass through increases in the price of aluminum. The Company does not have the ability to pass through inflation-related cost increases for labor and other costs. In the past few years, however, inflation has not significantly affected the operating results.

MARKET RISK

The Company is exposed to various market risks arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The strategy for management of currency risk relies primarily upon conducting operations in such countries' respective currencies and the Company may, from time to time, engage in hedging programs intended to reduce its exposure to currency fluctuations. The counterparties are major financial institutions.

Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2002, all of the Company's debt other than the outstanding notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.9 million.

The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on the floating rate long-term debt. This agreement effectively changes the interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 4.8%. The interest rate swap agreement matures December 31, 2003. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of June 30, 2002 was a liability of $3.1 million, which is recorded in the June 30, 2002 balance sheet.

A portion of the Company's sales is derived from manufacturing operations in the UK, Spain and Mexico. The results of operations and the financial position of the operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

Certain of the Company's assets are located in foreign countries and are translated into U.S. dollars at currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company applied the provisions of SFAS No. 142 beginning January 1, 2002.

SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company has completed the initial assessment as required by SFAS No. 142, and has determined that the carrying value exceeded the fair value. The Company is currently in the process of planning the second phase of this evaluation to measure the amount of impairment. Management expects that upon completion of this evaluation, the Company will record a pre-tax non-cash charge of between $150 million and $205 million as the cumulative effect of a change in accounting principle in the statement of operations, although there can be no assurance that the actual amount will not be outside this range. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments made by December 31, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The Company adopted the provisions of SFAS No. 144 on January 1, 2002, and it had no material impact on results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, ("SFAS No. 13") to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to SFAS No. 13 should be applied to transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in their periodic reports under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of their financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that the following accounting policies fit this definition:

Revenue Recognition. The Company typically enters into contracts to provide products for the life of a platform for automotive original equipment manufacturers. Revenue is recognized when the product is shipped from the Company's facility as that is the time that title passes to the customer and the selling price is fixed. The Company establishes reserves as appropriate for any pricing related disputes.

Reserve for Doubtful Accounts. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts as of June 30, 2002 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

Loss Contracts. The Company is committed under certain existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. These agreements were part of an acquisition made by the Company. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. Any change in the estimate will result in a change in period income.

Valuation of Long-Lived Assets and Investments. The Company periodically reviews the carrying value of its long-lived assets and investments for continued appropriateness. This review is based upon its projections of anticipated future cash flows. While management believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, the Company would recognize an impairment loss. The Company uses a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. In 2001, the current and historical operating and cash flow losses of certain operating segments combined with forecasts that demonstrate continuing losses prompted us to assess the recoverability of the goodwill and other long-lived assets of these operating segments. Based on the assessment, the carrying value of goodwill of Inyecta Alum, S.A. de C.V., or "JLF Mexico," exceeded its fair value. Accordingly, the Company recorded an impairment charge of approximately $4.0 million to write down the goodwill during the fourth quarter of 2001.

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

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits:

               10.1 Amended Certificate of Incorporation of J.L. French
                    Automotive Castings, Inc.

               10.2 Second Amendment, dated as of July 15, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999.

               10.3 Third Amendment, dated as of November 19, 2002, to the
                    Amended and Restated Credit Agreement dated as of October 15, 1999.

               10.4 Fourth Amendment, dated as of November 22, 2002, to the
                    Amended and Restated Credit Agreement dated as of October 15, 1999.

               10.5 Fifth Amendment, dated as of December 26, 2002, to the
                    Amended and Restated Credit Agreement dated as of October 15, 1999.

               10.6 Securities Purchase Agreement, dated December 27, 2002,
                    $96,410,256.41 19% Senior Secured Notes due December 31,
                    2007.

               10.7 Amendment No. 3, dated December 27, 2002, to the Investor
                    Stockholders Agreement dated April 21, 1999.

               10.8 Amendment No. 2, dated December 27, 2002, to Registration
                    Agreement and Joinder and Rights Agreement dated April 21, 1999.


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

                                     J.L. FRENCH AUTOMOTIVE CASTINGS,
                                      INC.


Date:  January 16, 2003              By /s/ Mark S. Burgess
                                        ---------------------------------------
                                        Mark S. Burgess
                                        Vice President, Chief Financial Officer

I, David S. Hoyte, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J.L. French Automotive Castings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



January 16, 2003


                                        /s/  David S. Hoyte
                                        ---------------------------------------
                                        David S. Hoyte
                                        Chief Executive Officer

I, Mark S. Burgess, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J.L. French Automotive Castings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



January 16, 2003


                                        /s/  Mark S. Burgess
                                        ---------------------------------------
                                        Mark S. Burgess
                                        Chief Financial Officer