Form 10-Q
period 2002-09-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2003-01-17
CIK 1091601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            PAGE

Condensed Consolidated Statements of Operations (unaudited) for the
Three Months Ended September 30, 2002 and 2001                               3

Condensed Consolidated Statements of Operations (unaudited) for the
Nine Months Ended September 30, 2002 and 2001                                4

Condensed Consolidated Balance Sheets at September 30, 2002
(unaudited) and December 31, 2001                                            5

Condensed Consolidated Statements of Cash Flows (unaudited) for the
Nine Months Ended September 30, 2002 and 2001                                6

Notes to Condensed Consolidated Financial Statements (unaudited)             7

Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                               21

ITEM 1 - FINANCIAL INFORMATION

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------


Sales                                                    $ 132,604    $ 112,318

Cost of sales                                              116,789       90,251
                                                         ---------    ---------
     Gross profit                                           15,815       22,067

Selling, general and administrative expenses                 4,930        5,943

Amortization expense                                           671        2,688
                                                         ---------    ---------
     Operating income                                       10,214       13,436

Interest expense, net                                       12,304       12,543
                                                         ---------    ---------
     Income (loss) before provision for income taxes        (2,090)         893

Provision (benefit) for income taxes                          (464)         927
                                                         ---------    ---------
     Net loss                                            $  (1,626)   $     (34)
                                                         =========    =========





                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                          ------------------------
                                                            2002           2001
                                                          ---------      ---------
Sales                                                     $ 413,739      $ 384,682

Cost of sales                                               353,934        322,391
                                                          ---------      ---------
     Gross profit                                            59,805         62,291

Selling, general and administrative expenses                 19,449         21,897

Amortization expense                                          1,902          8,365
                                                          ---------      ---------
      Operating income                                       38,454         32,029

Interest expense, net                                        36,118         40,547
                                                          ---------      ---------
      Income (loss) before provision for income taxes         2,336         (8,518)

Provision (benefit) for income taxes                          1,315         (1,147)
                                                          ---------      ---------
      Net income (loss)                                   $   1,021      $  (7,371)
                                                          =========      =========




                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                            September 30,    December 31,
                        Assets                                  2002            2001
                                                            -------------    ------------

Current assets:
          Cash and cash equivalents                          $   6,363        $   1,055
          Accounts receivable, net                              55,864           43,713
          Inventories                                           31,468           31,097
          Other current assets                                  22,741           17,479
                                                             ---------        ---------
                 Total current assets                          116,436           93,344

Property, plant and equipment, net                             267,531          275,142
Intangible and other assets, net                               333,858          332,423
                                                             ---------        ---------
                                                             $ 717,825        $ 700,909
                                                             =========        =========

                    Liabilities and Stockholders' Deficit


Current liabilities:
          Current maturities of long-term debt               $   9,038        $  47,306
          Accounts payable                                      52,948           61,678
          Accrued liabilities                                   38,342           33,167
                                                             ---------        ---------
                 Total current liabilities                     100,328          142,151

Long-term debt, net of current maturities                      386,377          328,935
Subordinated notes                                             175,000          175,000
Other noncurrent liabilities                                    22,447           21,519
                                                             ---------        ---------
                   Total liabilities                           684,152          667,605
                                                             ---------        ---------

Redeemable common stock                                         60,000           60,000

Stockholders' deficit:
          Common stock                                              --               --
          Additional paid-in capital                            89,521           90,476
          Accumulated deficit                                 (108,874)        (106,295)
          Accumulated other comprehensive loss                  (6,974)         (10,877)
                                                             ---------        ---------
                 Total stockholders' deficit                   (26,327)         (26,696)
                                                             ---------        ---------
                                                             $ 717,825        $ 700,909
                                                             =========        =========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

             J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                Nine Months Ended
                                                                  September 30,
                                                                -----------------
                                                                2002         2001
                                                              --------     --------
OPERATING ACTIVITIES:
  Net income (loss)                                           $  1,021     $ (7,371)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities -
       Depreciation and amortization                            36,334       39,756
       Changes in other assets and liabilities                 (23,503)     (13,222)
                                                              --------     --------

        Net cash provided by operating activities               13,852       19,163
                                                              --------     --------

INVESTING ACTIVITIES:
  Capital expenditures, net                                    (19,089)     (30,385)
                                                              --------     --------

       Net cash used for investing activities                  (19,089)     (30,385)
                                                              --------     --------

FINANCING ACTIVITIES:
  Revolving credit facility borrowings                          57,654       26,265
  Repayments on revolving credit facility borrowings           (22,445)      (9,226)
  Long-term borrowings                                          10,547        6,597
  Repayment of long-term borrowings                            (34,340)     (14,429)
  Other, net                                                      (960)      (1,449)
                                                              --------     --------

       Net cash provided by financing activities                10,456        7,758
                                                              --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                         89       (1,010)
                                                              --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:
  Beginning of period                                            1,055        6,053
                                                              --------     --------

  End of period                                               $  6,363     $  1,579
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

      Sales and operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. The following presents comprehensive income (loss), defined as changes in the stockholders' deficit except changes related to transactions with stockholders of the Company, for the three and nine month periods ended September 30, 2002 and 2001 (in thousands):

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                       ------------------------  -----------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
      Net income (loss)                $ (1,626)    $    (34)    $  1,021     $ (7,371)
      Change in cumulative
       translation adjustment               478         2,901       4,176       (2,165)
      Cumulative effect of adoption
       of SFAS No. 133                       --            --          --       (1,223)
      Minimum pension liability             (15)           --      (1,045)          --
      Unrealized income/(loss) on
       derivative instrument                586        (1,345)        772       (2,047)
                                       --------     ---------    --------     --------
      Comprehensive income (loss)      $   (577)    $   1,522    $  4,924     $(12,806)
                                       ========     =========    ========     ========


3. At September 30, 2002, the Company had an interest rate swap agreement on $75 million of long-term debt. The swap agreement, which expires in December 2003, has been designated as, and meets the criteria for cash flow hedges. Initial adoption of SFAS No. 133 in 2001 resulted in the recording of a liability for the fair value of the swap agreement of $2.0 million, with the offset recorded in equity as a component of accumulated other comprehensive loss, net of taxes of $1.2 million. At September 30, 2002 and December 31, 2001, the fair value of the interest rate swap was a liability of $2.1 million and $3.4 million, respectively.

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

      SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company has completed the initial assessment as required by SFAS No. 142, and has determined that the carrying value exceeded the fair value. The Company is currently in the process of completing the second phase of this evaluation to measure the amount of impairment. Management expects that upon completion of this evaluation, the Company will record a pre tax non-cash charge of between $150 million and $205 million as a cumulative effect of a change in accounting principle in the statement of operations, although there can be no assurance that the actual amount will not be outside this range. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments will be made in the December 31, 2002 financial statements. The adjustment will have no impact on the Company's cash flows.

      The following table summarizes the effect of the non-amortization provisions of goodwill of SFAS No. 142 on periods prior to January 1, 2002 (in thousands):

                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                           ------------------       -------------------
                                             2002       2001          2002       2001
                                           --------    --------     -------    --------
      Net income (loss)                    $(1,626)    $   (34)     $ 1,021    $(7,371)
      Goodwill amortization,
        net of income taxes of $776
        and $2,310                              --        1,380          --      4,106
                                           --------    --------     -------    --------
      Adjusted net income (loss)           $(1,626)    $ 1,346      $ 1,021    $(3,265)
                                           ========    ========     =======    ========

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

      In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.
      SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, ("SFAS No. 13") to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to SFAS No. 13 must be applied to transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

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

5. At September 30, 2002, the Company had deferred tax assets which included $40.5 million related to its federal net operating loss carryforwards which expire between 2018 and 2021. Management has established a valuation allowance for a majority of the state tax credit and state operating loss carryforwards and all of the foreign net operating loss carryforwards as management is unable to conclude that it is more likely than not that sufficient taxable income will be generated in the necessary jurisdictions to realize these tax benefits. Management has concluded that a valuation allowance is not necessary for the remaining deferred tax assets as projections show that these assets will be realized prior to the carryforward expiration period. The Company will continue to evaluate the need for a valuation allowance, and at such time it is determined that it is more likely than not that such deferred tax assets would not be realizable, a valuation allowance will be recorded.

6.    Inventories consisted of the following (in thousands):

                                             Sept. 30, 2002        Dec. 31, 2001
                                             --------------        --------------
      Raw materials                          $       14,981        $       15,530
      Work-in-process                                 8,515                 7,314
      Finished goods                                  7,972                 8,253
                                             --------------        --------------
                                             $       31,468         $      31,097
                                             ==============         =============

7. In March 2002, the Company entered into an agreement to sell five machines and lease the machines back, applying the provisions of SFAS No. 98, Accounting for Leases. Upon the commencement of the lease term on March 27, 2002, the assets were removed from the Company's balance sheet in accordance with accounting for the machines as an operating lease. All of the assets sold in the transaction were purchased during the first quarter of 2002. Net proceeds from the transaction were approximately $4.6 million. The transaction resulted in a gain of approximately $200,000, which will be deferred and amortized over the lease term. As of September 30, 2002, the present value of the future minimum lease payments was approximately $3.1 million.

8.    Long-term senior debt consisted of the following (in thousands):

                                                   September 30,     December 31,
                                                       2002              2001
                                                   -------------     ------------
      Senior Credit Facility:
        Revolving credit facility                  $      62,210     $     25,213
        Tranche A term loan                              124,911          149,881
        Tranche B term loan                              149,303          149,904
                                                   -------------     ------------
            Total senior credit facility                 336,424          324,998
      Other, net                                          58,991           51,243
                                                   -------------     ------------
            Total senior debt                            395,415          376,241
      Less current maturities                             (9,038)         (47,306)
                                                   -------------     ------------
      Total long-term senior debt                  $     386,377     $    328,935
                                                   =============     ============

      The Company and certain of its direct and indirect subsidiaries have a senior credit facility that provides a tranche A term loan, a tranche B term loan and a revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of September 30, 2002, there were outstanding borrowings under the revolving credit facility of $62.2 million and outstanding letters of credit of $28.0 million. Subsequent to September 30, 2002, the Company repaid $200,000 of the revolving credit facility to reduce total revolver borrowings to $90 million.

      As of September 30, 2002, rates on borrowings under the senior credit facility varied from 4.9% to 7.4%. Borrowings under the tranche B term loan are due and payable on October 21, 2006. The senior credit facility is secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law ("Guarantors").

      The Company's senior credit facility includes certain restrictive financial covenants. In July, November, and December 2002, the Company and its lenders amended the senior credit facility to amend the financial covenants to accommodate the new financing discussed below. The Company was in compliance with all covenants as of September 30, 2002, as amended in July 2002.

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

9.   Supplemental cash flow information (in thousands):

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                  ---------------------    ---------------------
                                    2002         2001        2002         2001
                                  --------     --------    --------     --------
Cash paid for -
  Interest                        $  7,666     $  8,697    $ 29,908     $ 38,263
  Income taxes, net of
     refunds received               (2,439)         118      (2,270)         530


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

     Following is a summary of activity in the accumulated deficit account for the nine months ended September 30, 2002 and 2001 (in thousands):

                                                   Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                 2002               2001
                                              ---------          ---------
     Beginning balance                        $(106,295)         $ (92,886)
     Net income (loss)                            1,021             (7,371)
     Dividends                                   (3,600)            (5,292)
                                              ---------          ---------
     Ending balance                           $(108,874)         $(105,549)
                                              =========          =========

     The Company accrued dividends of $3.6 million on the outstanding Class P common stock for the nine months ended September 30, 2002 and September 30, 2001 and these dividends are included in other non-current liabilities. In addition, as of September 30, 2002, the Company had accrued $1.9 million in Class A-1 common stock dividends, which are payable in stock and are included in additional paid-in capital.

11. As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. At December 31, 2001, the liability for those losses was $8.9 million. For the nine months ended September 30, 2002, the liability was reduced by $5.1 million due to sales of products and also included a reduction of approximately $800,000 due to cost reductions and reductions in estimated future shipments. The reserve for loss contracts at September 30, 2002 consisted of a $1.9 million current liability and $1.9 million of long-term liability.

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

14. The following consolidating financial information presents statement of operations, balance sheet and cash flow information related to the Company's businesses. Each Guarantor is a direct wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11 1/2% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor Companies are the Company's foreign subsidiaries in the UK, Spain and Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material.

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND RETAINED EARNINGS FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

                             (AMOUNTS IN THOUSANDS)

                                 J.L. FRENCH
                                 AUTOMOTIVE                            NON-
                                  CASTINGS,         GUARANTOR       GUARANTOR
OPERATIONS:                         INC.            COMPANIES       COMPANIES       ELIMINATIONS      CONSOLIDATED
----------                      ------------        ---------       ---------       ------------      ------------
Sales                             $       --        $ 106,195       $  26,409        $    --          $ 132,604
Cost of sales                             --           92,885          23,904             --            116,789
                                  ----------        ---------       ---------        -------          ---------
  Gross profit                            --           13,310           2,505             --             15,815
Selling, general and
 administrative expenses               (115)            3,187           1,858             --              4,930
Amortization expense                    655                --              16             --                671
                                  ----------        ---------       ---------        -------          ---------
  Operating income (loss)              (540)           10,123             631             --             10,214
Interest expense                      5,437             5,256           1,611             --             12,304
                                  ----------        ---------       ---------        -------          ---------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                      (5,977)            4,867            (980)            --             (2,090)
Provision (benefit) for income
   taxes                             (1,896)            1,432              --             --               (464)
Equity in earnings of
    subsidiaries                      2,455                --              --         (2,455)                --
                                  ---------        ---------       ---------        -------          ----------

  Net income (loss)               $  (1,626)        $   3,435       $    (980)     $  (2,455)         $  (1,626)
                                  =========         =========       =========      =========          =========

RETAINED EARNINGS:

Beginning balance                 $(106,048)        $  21,163       $ (19,568)     $  (1,595)         $(106,048)
Net income (loss)                    (1,626)            3,435            (980)        (2,455)            (1,626)
Dividends                            (1,200)               --              --             --             (1,200)
                                  ---------         ---------       ---------      ---------          ---------
Ending balance                    $(108,874)        $  24,598       $ (20,548)     $  (4,050)         $(108,874)
                                  =========         =========       =========      =========          =========


14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND RETAINED EARNINGS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                 J.L. FRENCH
                                  AUTOMOTIVE                     NON-
                                   CASTINGS,    GUARANTOR     GUARANTOR
OPERATIONS:                          INC.       COMPANIES     COMPANIES  ELIMINATIONS   CONSOLIDATED
----------                      -----------    ----------   ----------   ------------   ------------
Sales                             $    --       $ 336,497    $  77,242     $    --       $ 413,739
Cost of sales                          --         286,030       67,904          --         353,934
                                -----------     ---------    ---------   ------------   ----------
  Gross profit                         --          50,467        9,338          --          59,805
Selling, general and
 administrative expenses              2,104        11,358        5,987          --          19,449
Amortization expense                  1,861          --             41          --           1,902
                                -----------     ---------    ---------   ------------   ----------
  Operating income (loss)            (3,965)       39,109        3,310          --          38,454
Interest expense                     15,661        15,997        4,460          --          36,118
                                -----------     ---------    ---------   ------------   ----------
  Income (loss) before
   income taxes, equity in
   earnings (losses) of
   subsidiaries                     (19,626)       23,112       (1,150)         --           2,336
Provision (benefit) for income
   taxes                             (6,607)        7,922         --            --           1,315
Equity in earnings of
    subsidiaries                     14,040          --           --         (14,040)         --
                                -----------     ---------    ---------   ------------   ----------

  Net income (loss)               $   1,021     $  15,190    $  (1,150)    $ (14,040)    $   1,021
                                ===========     =========    =========   ============   ==========

RETAINED EARNINGS:
-----------------
Beginning balance                 $(106,295)    $   9,408    $ (19,398)    $   9,990     $(106,295)
Net income (loss)                     1,021        15,190       (1,150)      (14,040)        1,021
Dividends                            (3,600)         --           --            --          (3,600)
                                -----------     ---------    ---------   ------------   ----------
Ending balance                    $(108,874)    $  24,598    $ (20,548)    $  (4,050)    $(108,874)
                                ===========     =========    =========   ============   ==========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                     J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                  J.L. FRENCH
                                  AUTOMOTIVE                      NON-
                                   CASTINGS,      GUARANTOR     GUARANTOR
                                      INC.        COMPANIES     COMPANIES   ELIMINATIONS   CONSOLIDATED
                                   ---------      ---------     ---------   ------------   ------------

           Assets
Current assets:

 Cash and cash equivalents          $   3,007     $   1,190     $   2,166     $    --       $   6,363
 Accounts receivable, net             239,592       187,210        21,689      (392,627)       55,864
 Inventories                             --          22,909         8,559          --          31,468
 Other current assets                  (1,668)       19,149         5,260          --          22,741
                                    ---------     ---------     ---------     ---------     ---------
  Total current assets                240,931       230,458        37,674      (392,627)      116,436
Property, plant and equipment,
 net                                     --         160,933       106,598          --         267,531
Investment in subsidiaries            335,303          --            --        (335,303)         --
Intangible and other assets, net       56,717       223,840        53,301          --         333,858
                                    ---------     ---------     ---------     ---------     ---------
                                    $ 632,951     $ 615,231     $ 197,573     $(727,930)    $ 717,825
                                    =========     =========     =========     =========     =========
Liabilities and Stockholders'
     Investment (Deficit)
Current liabilities:
  Current maturities of long-
   term debt                        $    --       $     220     $   8,818     $    --       $   9,038
  Accounts payable                       --          36,576        16,372          --          52,948
  Accrued liabilities                  13,128        18,642         6,572          --          38,342
                                    ---------     ---------     ---------     ---------     ---------
    Total current liabilities          13,128        55,438        31,762          --         100,328
Long-term debt                        436,072        41,680        83,625          --         561,377
Other noncurrent liabilities           10,920        10,293         1,234          --          22,447
Intercompany                          136,407       224,484        31,736      (392,627)         --
                                    ---------     ---------     ---------     ---------     ---------
  Total liabilities                   596,527       331,895       148,357      (392,627)      684,152
Redeemable common stock                60,000          --            --            --          60,000
Stockholders' investment
  (deficit):

 Additional paid-in capital            89,521       259,808        71,445      (331,253)       89,521
 Retained earnings (deficit)         (108,874)       24,598       (20,548)       (4,050)     (108,874)
 Accumulated other
  comprehensive loss                   (4,223)       (1,070)       (1,681)         --          (6,974)
                                    ---------     ---------     ---------     ---------     ---------
  Total stockholders' investment
    (deficit)                         (23,576)      283,336        49,216      (335,303)      (26,327)
                                    ---------     ---------     ---------     ---------     ---------
                                    $ 632,951     $ 615,231     $ 197,573     $(727,930)    $ 717,825
                                    =========     =========     =========     =========     =========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                   J.L. FRENCH
                                   AUTOMOTIVE                   NON-
                                    CASTINGS,   GUARANTOR    GUARANTOR
                                       INC.     COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                    --------    ---------    ---------   ------------ -------------

OPERATING ACTIVITIES:
 Net income (loss)                  $  1,021     $ 15,190     $ (1,150)    $(14,040)    $  1,021
 Adjustments to reconcile
  income (loss) to net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization       1,861       26,354        8,119           --       36,334
   Income from investment in
     subsidiaries                    (14,040)          --           --       14,040           --
   Changes in other operating
    activities                         7,240      (29,210)      (1,533)          --      (23,503)
                                    --------     --------     --------     --------     --------
   Net cash provided by (used
    for) operating activities         (3,918)      12,334        5,436           --       13,852
                                    --------     --------     --------     --------     --------
INVESTING ACTIVITIES:
 Capital expenditures, net                --      (11,026)      (8,063)          --      (19,089)
                                    --------     --------     --------     --------     --------
     Net cash provided by (used
      for) investing activities           --      (11,026)      (8,063)          --      (19,089)
                                    --------     --------     --------     --------     --------

FINANCING ACTIVITIES:
 Borrowings on revolving
  credit facilities                   51,600           --        6,054           --       57,654
 Repayment of borrowings on
  revolving credit facilities        (18,950)          --       (3,495)          --      (22,445)
 Long-term borrowings                     --           --       10,547           --       10,547
 Repayment of long-term
  borrowings                         (24,773)        (150)      (9,417)          --      (34,340)
 Capital investment                     (960)          --           --           --         (960)
                                    --------     --------     --------     --------     --------
     Net cash provided by
      (used for) financing
      activities                       6,917         (150)       3,689           --       10,456
                                    --------     --------     --------     --------     --------
EFFECT OF EXCHANGE
 RATES ON CASH AND
 CASH EQUIVALENTS                         --           --           89           --           89
                                    --------     --------     --------     --------     --------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                  2,999        1,158        1,151           --        5,308
CASH AND CASH
 EQUIVALENTS:
  Beginning of period                      8           32        1,015           --        1,055
                                    --------     --------     --------     --------     --------
  End of period                     $  3,007     $  1,190     $  2,166     $     --     $  6,363
                                    ========     ========     ========     ========     ========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                AUTOMOTIVE                     NON-
                                 CASTINGS,      GUARANTOR    GUARANTOR
                                   INC.         COMPANIES    COMPANIES    ELIMINATIONS   CONSOLIDATED
                               ------------     ---------    ---------    ------------   ------------

OPERATIONS:

Sales                             $      --     $  93,260    $  19,058     $      --        $ 112,318
Cost of sales                        (1,000)       74,747       16,504            --           90,251
                                  ----------    ---------    ----------    ----------       ----------
  Gross profit                        1,000        18,513        2,554            --           22,067
Selling, general and
 administrative expenses               (424)        3,914        2,453            --            5,943
Amortization expense                     48         2,230          410            --            2,688
                                  ----------    ---------    ----------    ----------       ----------
  Operating income (loss)             1,376        12,369         (309)           --           13,436
Interest expense                      6,566         4,837        1,140            --           12,543
                                  ----------    ---------    ----------    ----------       ----------
  Income (loss) before
   income taxes, equity in
   earnings of
   subsidiaries                      (5,190)        7,532       (1,449)           --              893
Provision (benefit) for income
   taxes                             (1,837)        2,748          16             --              927
Equity in earnings
    of subsidiaries                   3,319            --          --         (3,319)              --
                                  ----------    ---------    ----------    ----------       ----------

  Net income (loss)               $     (34)    $   4,784    $  (1,465)    $   (3,319)      $     (34)
                                  ==========    =========    ==========    ===========      ==========

RETAINED EARNINGS:

Beginning balance                 $(103,752)    $  46,901    $  (9,440)    $  (37,461)      $(103,752)
Net income (loss)                       (34)        4,784       (1,465)        (3,319)            (34)
Dividends                            (1,763)           --           --             --          (1,763)
                                  ---------     ---------    ----------    -----------       ---------
Ending balance                    $(105,549)    $  51,685    $ (10,905)    $  (40,780)      $(105,549)
                                  ==========    =========    ==========    ===========      ==========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):



                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                J.L. FRENCH
                                AUTOMOTIVE                  NON-
                                 CASTINGS,    GUARANTOR   GUARANTOR
                                    INC.      COMPANIES   COMPANIES      ELIMINATIONS    CONSOLIDATED
                                 ---------    ---------   ---------      ------------    ------------
OPERATIONS:

Sales                            $    --      $ 319,898   $  64,784         $    --       $ 384,682
Cost of sales                         --        266,317      56,074              --         322,391
                                 ---------    ---------   ---------       ---------       ---------
  Gross profit                        --         53,581       8,710              --          62,291
Selling, general and
administrative expenses              1,799       11,165       8,933              --          21,897
Amortization expense                    76        7,058       1,231              --           8,365
                                 ---------    ---------   ---------       ---------       ---------
  Operating income (loss)           (1,875)      35,358      (1,454)             --          32,029
Interest expense                    19,893       16,553       4,101              --          40,547
                                 ---------    ---------   ---------       ---------       ---------
  Income (loss) before
  income taxes, equity in
  earnings of subsidiaries         (21,768)      18,805      (5,555)             --          (8,518)
Provision (benefit) for income
  taxes                             (7,289)       7,055        (913)             --          (1,147)
Equity in earnings
  of subsidiaries                    7,108          --          --           (7,108)             --
                                 ---------    ---------   ---------       ---------       ---------
  Net income (loss)              $  (7,371)   $  11,750   $  (4,642)      $  (7,108)      $  (7,371)
                                 =========    =========   =========       =========       =========

RETAINED EARNINGS:

Beginning balance                $ (92,886)   $  39,935   $  (6,263)      $ (33,672)      $ (92,886)
Net income (loss)                   (7,371)      11,750      (4,642)         (7,108)         (7,371)
Dividends                           (5,292)        --          --                --          (5,292)
                                 ---------    ---------   ---------       ---------       ---------
Ending balance                   $(105,549)   $  51,685   $ (10,905)      $ (40,780)      $(105,549)
                                 =========    =========   =========       =========       =========

14. Condensed consolidating guarantor and non-guarantor financial information (continued):


                      J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                             J.L. FRENCH
                                              AUTOMOTIVE                  NON-
                                               CASTINGS,    GUARANTOR   GUARANTOR    GUARANTOR
                                                 INC.       COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                               ---------    ---------   ---------    ---------      ---------
          Assets

 Current assets:
  Cash and cash equivalents                    $       8    $      32   $   1,015    $    --        $   1,055
  Accounts receivable, net                          --         27,571      19,460       (3,318)        43,713
  Inventories                                       --         22,747       8,350         --           31,097
  Other current assets                            (2,282)      14,081       5,680         --           17,479
                                               ---------    ---------   ---------    ---------      ---------
   Total current assets                           (2,274)      64,431      34,505       (3,318)        93,344
 Property, plant and equipment, net                 --        175,533      99,609         --          275,142
 Investment in subsidiaries                      321,264         --          --       (321,264)          --
 Intangible and other assets, net                 51,665      231,604      49,154         --          332,423
                                               ---------    ---------   ---------    ---------      ---------
                                               $ 370,655    $ 471,568   $ 183,268    $(324,582)     $ 700,909
                                               =========    =========   =========    =========      =========

 Liabilities and Stockholders'
     Investment (Deficit)
 Current liabilities:
   Accounts payable                            $    --      $  46,046   $  15,632    $    --        $  61,678
   Accrued liabilities                             6,207       19,802       7,158         --           33,167
   Current maturities of long-
     term debt                                    38,987          222       8,097         --           47,306
                                               ---------    ---------   ---------    ---------      ---------
     Total current liabilities                    45,194       66,070      30,887         --          142,151
 Long-term debt                                  388,445       41,828      73,662         --          503,935
 Other noncurrent liabilities                      8,564       12,310         645         --           21,519
 Intercompany                                   (109,611)      82,919      30,010       (3,318)          --
                                               ---------    ---------   ---------    ---------      ---------
   Total liabilities                             332,592      203,127     135,204       (3,318)       667,605

 Redeemable common stock                          60,000         --          --           --           60,000
 Stockholders' investment (deficit)
  Additional paid-in capital                      90,476      259,808      71,446     (331,254)        90,476
  Retained earnings (deficit)                   (106,295)       9,408     (19,398)       9,990       (106,295)
  Accumulated other comprehensive loss            (6,118)        (775)     (3,984)         --         (10,877)
                                               ---------    ---------   ---------    ---------      ---------
   Total stockholders' investment (deficit)      (21,937      268,441      48,064     (321,264)       (26,696)
                                               ---------    ---------   ---------    ---------      ---------
                                               $ 370,655    $ 471,568   $ 183,268    $(324,582)     $ 700,909
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

                                      J.L. FRENCH
                                       AUTOMOTIVE               NON-
                                        CASTINGS,  GUARANTOR  GUARANTOR
                                          INC.     COMPANIES  COMPANIES  ELIMINATIONS CONSOLIDATED
                                       --------    --------    --------    --------    --------

     OPERATING ACTIVITIES:
      Net income (loss)                $ (7,371)   $ 11,750    $ (4,642)   $ (7,108)   $ (7,371)
      Adjustments to reconcile net
       income (loss to net cash
       provided by (used for)
       operating activities-
       Depreciation and amortization         76      31,797       7,883        --        39,756
        Income from invest-
        ment in subsidiaries             (7,108)       --          --         7,108        --
        Changes in other operating
        activities                        9,560     (24,958)     2,176         --       (13,222)
                                       --------    --------    --------    --------    --------
        Net cash provided by (used
        for) operating items             (4,843)     18,589      5,417         --        19,163
                                       --------    --------    --------    --------    --------
     INVESTING ACTIVITIES:
      Capital expenditures, net            --       (18,229)    (12,156)       --       (30,385)
                                       --------    --------    --------    --------    --------
          Net cash used for
          investing activities             --       (18,229)    (12,156)       --       (30,385)
                                       --------    --------    --------    --------    --------
     FINANCING ACTIVITIES:
      Revolving credit facility
       borrowings                        22,000        --         4,265        --        26,265
      Repayments of revolving
       credit facility borrowings        (7,800)       --        (1,426)       --        (9,226)
      Long-term borrowings                 --          --         6,597        --         6,597
      Repayment of other borrowings      (7,919)     (1,087)     (5,423)       --       (14,429)
      Other                              (1,449)       --          --          --        (1,449)
                                       --------    --------    --------    --------    --------
          Net cash provided by
          (used for) financing
          activities                      4,832      (1,087)      4,013        --         7,758
                                       --------    --------    --------    --------    --------
     EFFECT OF EXCHANGE
     RATES ON CASH AND
     CASH EQUIVALENTS                       --          --        (1,010)      --        (1,010)
                                       --------    --------    --------    --------    --------
     NET CHANGES IN CASH
     AND CASH EQUIVALENTS                   (11)       (727)      (3,736)      --        (4,474)
     CASH AND CASH EQUIVALENTS

       Beginning of period                   22         803       5,228        --         6,053
                                       --------    --------    --------    --------    --------
       End of period                   $     10    $     76    $  1,493    $   --      $  1,579
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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Sales -- Sales for the third quarter of 2002 increased by approximately $20.3 million to $132.6 million from $112.3 million in the third quarter of 2001. North American light vehicle production was 10.7% higher in the third quarter of 2002 compared with the third quarter of 2001. Volume growth, driven primarily by this increase in the North American production, increased the Company's sales by approximately $8.6 million. In addition, sales from the Company's European subsidiaries increased approximately $5.3 million in the third quarter as a result of new business and by approximately $1.7 million as a result of changes in foreign currency exchange rates. Higher aluminum prices represented approximately $4.7 million of the sales increase in 2002.

Cost of Sales -- Cost of sales for the third quarter of 2002 was $116.8 million or 88.1% of sales compared to $90.3 million or 80.4% of sales in the third quarter of 2001. Reduced utilization of loss contract reserves adversely impacted cost of sales by $4.2 million in the quarter, or approximately 3.8% of sales. In addition, higher aluminum prices, while not impacting gross profit dollars, impacted costs by approximately 1.7% of sales. Higher depreciation expense, incentive accruals, lower prices to the Company's customers and ramp up costs associated with new business adversely impacted costs by approximately 2.6% of sales. Cost reductions on manufacturing supplies, utilities, freight and maintenance offset the increases described above by 0.4% of sales.

S, G & A Expenses -- Selling, general and administrative expenses decreased by $1.0 million to $4.9 million or 3.7% of sales in the third quarter of 2002 from $5.9 million or 5.3% of sales in the third quarter of 2001. Despite the increase in sales, the Company has reduced selling, general and administrative costs, primarily through reductions in headcount.

Amortization Expense -- The adoption of SFAS No. 142, which resulted in the discontinuation of goodwill amortization effective January 1, 2002, decreased amortization expense by approximately $2.0 million to $0.7 million in the third quarter of 2002 from $2.7 million in the third quarter of 2001.

Interest Expense -- Interest expense for the third quarter of 2002 was $12.3 million, a decrease of $0.2 million from the third quarter of 2001. The decrease was due principally to lower weighted average interest rates during the third quarter of 2002.

Income Taxes -- In the third quarter of 2002, the Company recorded a tax benefit of $0.5 million or 22% of the pre tax loss. The effective tax rate is less than the statutory rates primarily due to nondeductible expenses and a valuation allowance for certain foreign losses. In the third quarter of 2001, the Company recorded a tax provision of $0.9 million, despite pre tax income of $0.9 million. The provision was the result of non-income based state taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Sales -- Sales for the nine months ended September 30, 2002 were $413.7 million, compared to $384.7 million for the nine months ended September 30, 2001, an increase of $29.0 million or 7.5%. Approximately $21.4 million of the increase was the result of the increase in North American light vehicle production. Total light vehicle production increased approximately 7.1% in the first nine months of 2002 as compared to the prior year. Sales from the Company's European subsidiaries increased approximately $11.0 million in the first nine months of 2002 as compared to the same period in 2001. Higher aluminum prices increased revenues by $7.4 million. These increases were partially offset by $10.2 million resulting from resourcing of certain low margin components by a customer.

Cost of Sales -- Cost of sales for the first nine months of 2002 was $353.9 million or 85.5% of sales compared to $322.4 million or 83.8% of sales in the first nine months of 2001. Reduced utilization of loss contract reserves adversely impacted cost of sales by $11.2 million for nine months, or approximately 2.6% of sales. In addition, higher aluminum prices, while not impacting gross profit dollars, impacted costs by approximately 1.3% of sales. Higher depreciation expense, incentive accruals, lower prices to the Company's customers and ramp up costs associated with new business adversely impacted costs by approximately 1.7% of sales. Cost reductions on manufacturing supplies, utilities, freight and maintenance offset the increases described above by 3.9% of sales.

S, G & A Expenses -- Selling, general and administrative expenses were $19.4 million or 4.7% of sales for the first nine months of 2002 compared to $21.9 million or 5.7% of sales for the first nine months of 2001, a decrease of $2.5 million. Despite the increase in sales, the Company has reduced selling, general and administrative costs, primarily through reductions in headcount.

Amortization Expense -- The adoption of SFAS No. 142, which resulted in the discontinuation of goodwill amortization effective January 1, 2002 decreased amortization expense by approximately $6.5 million to $1.9 million in the first nine months of 2002 from $8.4 million in the first nine months of 2001.

Interest Expense -- Interest expense for the first nine months of 2002 was $36.1 million compared to $40.5 million in the prior year, a decrease of $4.4 million. The decrease was due to lower weighted average interest rates during the 2002 period.

Income Taxes -- The provision for income taxes for the first nine months of 2002 was $1.3 million, or 56% of pre tax income. The effective rate differed from the federal statutory rate of 35% as a result of state income taxes, nondeductible expenses and a valuation allowance for certain foreign losses. In the 2001 period, the Company recorded a tax benefit of $1.1 million or 13.5% of the pre tax loss. The benefit is less than the statutory rate as a result of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

The Company's principal sources of cash are cash flow from operations and commercial borrowings. See also "Liquidity." For the nine months ended September 30, 2002 and 2001, the Company generated cash from operations of $13.9 million and $19.2 million, respectively. Cash generated from operations before changes in working capital items was $37.4 million for the 2002 period compared to $32.4 million in 2001.

Increases in working capital used cash of $23.5 million during the first nine months of 2002 compared to $13.2 million in the comparable 2001 period.

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

As of September 30, 2002, interest rates on borrowings under the senior credit facility varied from 4.9% to 7.4%. Borrowings under the tranche A term loan are due and payable April 21, 2005 and borrowings under the tranche B term loan are due and payable on October 21, 2006. The revolving credit facility is available until April 21, 2005. The senior credit facility is secured by all of the assets of and guaranteed by all of the material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

The Company's senior credit facility includes certain restrictive financial covenants. In July, November and December 2002, the Company and its lenders amended the senior credit facility to amend the financial covenants. The Company was in compliance with all covenants as of September 30, 2002.

In May, 1999, the Company completed an offering of $175.0 million of 11 1/2% senior subordinated notes due 2009. The net proceeds of the offering of approximately $169.6 million and $0.4 million of cash on hand were used to retire all of the borrowings under the subordinated bridge financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan of the senior credit facility. The Company did not make an interest payment on the notes of approximately $10.1 million on December 2, 2002, the scheduled payment date. Such payment was made by the Company on December 27, 2002, within the thirty day grace period allowed by the indenture governing the notes.

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

Net cash provided by financing activities totaled $10.5 million for the first nine months of 2002 compared with net cash provided by financing activities of $7.8 million in the comparable 2001 period.

Uses of Cash

Net cash used in investing activities was $19.1 million during the first nine months of 2002 compared to $30.4 million during the comparable 2001 period. Capital expenditures totaled $19.1 million in the first nine months of 2002 and $30.4 million in the comparable 2001 period and were primarily for equipment purchases related to new or replacement programs. In the first quarter of 2002, the Company entered into a sale leaseback on certain equipment in the amount of $4.6 million at the Glasgow facility. The purchase of this equipment also took place in the first quarter, resulting in essentially no net cash flows. The Company expects that capital expenditures will be approximately $35.0 million in 2002.

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

EFFECTS OF INFLATION

Inflation affects the Company in two principal ways. First, a portion of the Company's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. While the contracts with customers provides for pass through increases in the price of aluminum, the Company does not have the ability to pass through inflation-related cost increases for labor and other costs. In the past few years, however, inflation has not significantly affected the operating results.

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

Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2002, all of the Company's debt other than the outstanding senior subordinated notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.7 million.

The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on the floating rate long-term debt. This agreement effectively changes the interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 4.8%. The interest rate swap agreement matures December 31, 2003. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of September 30, 2002 was a liability of $2.1 million, which is reflected as a non-current liability in the September 30, 2002 balance sheet.

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

SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company has completed the initial assessment as required by SFAS No. 142, and has determined that the carrying value exceeded the fair value. The Company is currently in the process of completing the second phase of this evaluation to measure the amount of impairment. Management expects that upon completion of this evaluation, the Company will record a pre-tax non-cash charge of between $150 million and $205 million as a cumulative effect of a change in accounting principle in the statement of operations, although there can be no assurance that the actual amount will not be outside this range. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments made by December 31, 2002.

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

Reserve for Doubtful Accounts. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts as of September 30, 2002 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

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

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the ability of the Company to complete an alternative financing transaction on a timely basis; (ii) the Company's current liquidity situation; (iii) the Company's ability to develop or successfully introduce new products; (iv) general economic or business conditions affecting the automotive industry; (v) increased competition in the automotive components supply market; and (vi) the Company's failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" section of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4:  CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have concluded based on their evaluation performed October 31, 2002, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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


                                   J.L. FRENCH AUTOMOTIVE CASTINGS, INC.



Date:  January 16, 2003            By /s/ Mark S. Burgess
                                      ------------------------------------------
                                         Mark S. Burgess
                                         Vice President, Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 16, 2003


                                             /s/ David S. Hoyte
                                             -----------------------------------
                                             David S. Hoyte
                                             Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 16, 2003


                                              /s/ Mark S. Burgess
                                              ----------------------------------
                                              Mark S. Burgess
                                              Chief Financial Officer