Form 10-K
period 2002-12-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2003-03-27
CIK 1091601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2002	333-84903

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	13-3983670 (I.R.S. Employer Identification No.)

4508 IDS Center Minneapolis, Minnesota (Address of Principal Executive Offices)	55402 (Zip Code)

Registrant’s telephone number, including area code: (612) 332-2335

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

          The number of shares outstanding of the Registrant’s common stock at March 14, 2003 was 11,554 shares of Class A common stock, 7,124 shares of Class A-1 common stock 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock, 14,248 shares of Class P common stock, 65,118,328 shares of Class Q-1 common stock and 11,592,672 shares of Class Q-2 common stock. Registrant’s common equity is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

J.L. French Automotive Castings, Inc.
Annual Report on Form 10-K

PART I

ITEM 1.        BUSINESS

(a)     General Development of Business

Overview

     J.L. French Automotive Castings, Inc. and its subsidiaries (collectively referred to as the “Company,” “we,” “us,” or “our”) are among the world’s largest independent designers and manufacturers of aluminum die cast components and assemblies for automotive OEMs. We have facilities located throughout North America and Europe and we manufacture highly engineered, assembly-line ready engine and drivetrain components, such as cam covers, bedplates, engine front covers, front-end accessory drive brackets, oil pans, transmission cases and water pump housings. Over the past five years, we have grown significantly by capitalizing on the trend toward the use of lighter-weight, more fuel-efficient aluminum components in automobiles. During the same period, we have achieved operating margins that are among the highest in the industry by leveraging our proprietary processing technologies and highly efficient, fully-integrated aluminum smelting and casting operations. Unlike most of our competitors who focus primarily on either aluminum casting or machining, we machine and assemble over 80% of the components we cast, thereby increasing the value we provide to our customers while improving our profitability.

     We are the leading independent aluminum die cast supplier to three of the top four selling vehicles and a significant supplier to ten of the top eighteen selling vehicles in North America. We are a supplier on more than twenty Ford Motor Company models and have significant content on Ford’s top selling vehicles, including the F-Series, Ranger, Escape, Windstar, and Taurus/Sable. We also have significant content on two of GM’s high volume platforms: the C/K and S10 truck platforms. Recently, we were awarded the DCX world engine block program utilized across a variety of four cylinder engine platforms. In addition to our OEM customers, we also sell to leading Tier 1 automotive suppliers such as Delphi, Robert Bosch, TRW and Visteon. We supply substantially all of the products we manufacture to our automotive customers on a sole-source basis. During the last five years, our sales have increased at a compound annual growth rate of 22.6%, from $161.8 million in 1997 to $550.4 million in 2002, including acquisitions. As of December 31, 2002, we have been awarded new programs that, based on independent estimates of expected program volumes and current expectations of program pricing, represent over $120 million in annualized net incremental sales. These programs are scheduled to launch beginning in 2003 and be in full production by 2006.

     We maintain a website at jlfrench.com. Our website, and the information contained therein, are expressly not included in or as a part of this report.

Competitive Strengths

     We are one of a limited number of global, full-service suppliers in the aluminum components segments of the automotive components supply industry. Unlike most other segments of the automotive components supply industry, the aluminum components segment continues to be highly fragmented. Most of our competitors are either fabricators of aluminum castings, or engage in the machining and assembly of components. Few suppliers have global reach and full-service design, engineering and manufacturing capabilities. Consistent with the trend toward consolidation in other segments of the automotive supply industry, our market segment is moving towards full-service providers with a global reach. We believe we are well positioned to capitalize on these trends as a result of the following competitive strengths:

     Low Cost, Vertically-Integrated Operations. Our vertically-integrated operations and highly efficient machining and assembly processes enable us to be a low-cost manufacturer of high volume, long production run automotive aluminum die cast components and assemblies. Among our principal competitors, we are the only independent automotive aluminum die caster in North America with captive smelting capabilities, which enable us to reduce our materials costs and improve product quality and operational efficiency. We work closely with our equipment vendors to design robust, highly customized high pressure die casting equipment, which is specifically adapted to our manufacturing processes. Given our focus on high volume, long production run products, we are able to continuously enhance the efficiency of our die casting equipment and improve our manufacturing processes, which has resulted in industry leading productivity, as measured by factors such as faster cycle times, reduced scrap rates and equipment down time.

     Extensive Machining and Assembly Capabilities. We believe that we have the most extensive machining and assembly capabilities among our principal independent competitors. These services increase the value-added content of our products and allow us to deliver production line-ready components and assemblies, which are increasingly required by OEMs. We currently machine and assemble approximately 80% of the products we manufacture. Since many of our competitors have limited machining and assembly capabilities, these skills provide us with a competitive advantage with respect to service and quality, while enhancing our profitability.

     Full-Service, Global Design, Engineering and Manufacturing Capabilities. Our extensive design and engineering capabilities have resulted in strong, collaborative customer relationships that typically begin during the initial design stage. In addition, we have highly-motivated, skilled employees, proprietary processes and an established track record for handling complex components with an accelerated timeline to product launch. Our technical design and engineering capabilities, rapid prototyping, modeling and our efficient manufacturing operations enable us to secure sole-source supplier relationships for highly engineered products that require both machining and assembly. Our global design, engineering and manufacturing capabilities position us to compete for virtually any automotive aluminum high pressure die casting business in North America and Europe. These capabilities represent a competitive advantage, as only a few suppliers can meet the full-service requirements of OEMs for aluminum die casting in North America and only two other independent suppliers can meet these requirements globally.

     Large Aluminum Casting Expertise. We believe we are one of a few independent manufacturers in the world able to produce large aluminum die cast components, such as transmission cases and engine blocks. We currently produce transmission cases for the Ford F-Series truck, the highest volume vehicle sold in North America, as well as the Ford Ranger and Explorer. These transmission cases weigh over 45 pounds and require very precise tolerances because of their critical performance requirements. Due to our experience producing large aluminum die cast components, DaimlerChrysler has chosen us to supply the engine block for its “World Engine Program.” We will begin production in 2004. We believe our expertise in designing and manufacturing large aluminum components will enable us to develop new product applications as the use of aluminum is expanded to structural, chassis and suspension components.

Market Opportunity

     Fragmented Nature of Industry Segment with Few, Full-Service Global Suppliers. As compared to other segments of the automotive supplier industry, we believe that the automotive aluminum die casting segment is in the early stages of consolidation and globalization. We estimate that the North American automotive aluminum die casting segment had sales of $10.5 billion in 2001. We estimate that the number of independent aluminum die casting companies in the United States was over 250 in 2001, implying an average 2001 revenue per company of approximately $42.0 million. As a result of our global, low cost manufacturing capabilities and our ability to provide value added machining and assembly services, we believe we have a significant opportunity to obtain new business previously provided by non-full service suppliers. In addition, we continue to evaluate acquiring competitors that could enhance our product, manufacturing and service capabilities.

     Increasing Aluminum Content per Vehicle. The average aluminum content per vehicle in North America has increased from 165 pounds in 1990 to an estimated 274 pounds in 2002 representing a compound annual growth rate of 4.32%. This increase is creating significant growth opportunities for us. Growth in demand for cast aluminum parts in the automotive sector has been favorably impacted by:

•	government mandated fuel efficiency requirements, which have driven OEMs to use lighter weight aluminum components as a means of reducing vehicle weight;

•	the favorable strength-to-weight ratio of an aluminum component versus ferrous cast or stamped metal parts; and

•	the ability to cast complex aluminum components with fewer secondary manufacturing operations than alternative processing methods.

     As a result of these numerous value-enhancing benefits, OEMs are replacing ferrous metals, such as iron and steel, with aluminum. Increasingly, aluminum is used in a broader range of applications than its traditional engine and drive train applications. For example in Europe, aluminum is being used in a variety of structural, chassis and suspension applications in order to increase fuel efficiency. We expect this trend to develop in North America as fuel efficiency requirements become more stringent.

     Continued Outsourcing. In order to improve the efficiency of their core vehicle assembly, marketing and distribution functions, OEMs are increasingly outsourcing component manufacturing, machining and assembly operations to their suppliers. This outsourcing trend is evident in the high pressure die casting segment where the in-house die casting operations of the OEMs are often high cost, inefficient and utilize outdated technology. All OEMs still have significant in-house casting, machining or assembly operations that will likely be rationalized over time affording additional growth opportunities to full-service, global suppliers like us.

Business Strategy

     Our strategy is to leverage our position as a leading global supplier of highly engineered aluminum components to capitalize on the market opportunity arising from the fragmented nature of our industry segment, the increasing use of lightweight aluminum in automobiles and the continued trend in the automotive industry of OEMs toward outsourcing. Key elements of our operating and growth strategies are outlined below.

Operating Strategy

     Pursue Continuous Operating Improvements. We have sustained margins that are among the highest in the industry by creating and reinforcing a culture of continuous improvement. We continue to implement lean manufacturing processes with a focus on preventative maintenance, uptime, standardized work, first time quality, visual factory, orderly work cell, working capital management, work force training and customer service. The areas of ongoing improvement efforts and measurement include:

•	maximizing cycle times, product quality, timeliness of delivery, inventory turns and labor efficiency;

•	minimizing raw material costs, scrap and equipment down time; and

•	Locating production in our most efficient, low-cost facilities.

     To achieve our continuous improvement objectives, our manufacturing and engineering personnel continually evaluate ways in which new and existing equipment can be further customized and improved. We believe we invest more time and capital than many of our competitors in the initial design of new equipment, the maintenance and improvement of existing equipment and the leveraging of best practices across our operations. We expect to realize additional operating improvements from the ongoing implementation of our lean manufacturing principles at our facilities and the planned relocation in 2003 of certain production from higher-cost facilities to our more efficient, lower cost facilities. We believe these strategic initiatives, when combined with our new business awards, will enable us to maintain operating margins that are among the highest in our industry.

     Improve Return on Invested Capital. During 2000, we implemented a new methodology for evaluating business opportunities and capital expenditures, using our return on invested capital as the key element in our decision-making. In addition, we incorporated certain return on invested capital parameters into our incentive compensation programs in order to encourage the optimization of employed capital. We believe that these initiatives have enhanced, and will continue to enhance, our ability to generate attractive profit margins as we grow and further develop our business.

Growth Strategy

     Increase Market Share in Fragmented Industry Segment. We believe the large and fragmented nature of the automotive aluminum die casting segment will create significant opportunities for us to increase our market share and grow our sales and earnings. Our ability to supply assembly line-ready components, together with our global scale, and low-cost structure allow us to deliver a quality and value proposition that we believe differentiates us from our competitors. As a result of these differentiating strengths, we have been able to increase our market share and sales by winning approximately $180 million of net new business that will help drive our organic growth. This new business launches in 2003 through 2005.

     Capitalize on Demand for New Aluminum Applications. We intend to leverage our comprehensive design, engineering and low-cost manufacturing capabilities to capitalize on the trend toward the use of lightweight aluminum for a variety of new vehicle applications. Our engineers have been proactively working with OEMs and Tier 1 suppliers on new applications for lightweight aluminum in chassis, suspension and structural components. Approximately 45% of our new program awards represent new product applications.

     Capitalize on Outsourcing Trend. The vast majority of automotive OEMs still have significant in-house casting, machining and assembly operations that we believe are high-cost and inefficient as compared to our operations. As OEMs seek to restructure their respective manufacturing operations in order to focus on design, final-stage vehicle assembly and marketing, we believe that a large portion of their in-house volume will be outsourced. Given the critical nature of these components, we believe that OEMs will increasingly award outsourced business to global, full-service suppliers like us.

     Pursue New Customer Relationships. We will also continue to pursue new customer relationships with leading OEMs on a global basis. We believe that significant opportunity exists for us to acquire new customers in Europe and Asia and with their respective transplants operations in North America. We have added professionals to our sales and engineering staff who are engaged in current dialogues regarding potential new customer opportunities.

     Pursue Strategic Acquisitions, Alliances and Partnerships. Over the longer term, we believe that there are numerous opportunities for acquisitions, alliances and partnerships as a result of the large number of high quality companies in our market segment that lack global scale or full-service capabilities. In addition to meeting our return on invested capital standards, any future acquisition, alliance or partnership usually should meet one or more of the following criteria:

•	broaden our geographic coverage and strengthen our ability to supply products on a global basis;

•	add new customers;

•	provide additional and complementary product applications; or

•	add new manufacturing or technical capabilities.

     We believe that globalization and consolidation trends will provide further attractive opportunities to either acquire, or invest in, companies that complement our existing business.

Products

     The following table sets forth the percentage of sales from certain products for the years ended December 31:

Percentage of Sales by Product Category

Product Category	2002	2001	2000

Medium to Large Automotive Aluminum Die Castings:
Oil Pans	32%	31%	30%
Transmission Cases	13	12	14
Engine Front Covers	10	9	9
Bedplates	9	8	6
Other Medium to Large Aluminum Die Castings	20	24	25
Small Automotive Aluminum Die Castings	15	14	13
Other Products	1	2	3

Total	100%	100%	100%

     For additional information regarding our sales by product category, see Note 8 to our 2002 Consolidated Financial Statements.

     Set forth below is a brief description of our principal products and their applications:

     Oil Pans. An aluminum oil pan is attached to the engine block for the primary purpose of serving as a reservoir for oil used in the lubrication of engine galleries and bearings. The oil pan is an example of a product that was at one time inexpensively stamped from steel but has been converted to a higher cost aluminum casting due to the multiple benefits provided by aluminum which offset their higher cost, including: (1) better sealing characteristics; (2) greater structural integrity; (3) better harmonics resulting in reduced vibration and a quieter engine; (4) better heat dissipation characteristics; and (5) integration of parts. Oil pans range in weight from five to 12 pounds.

     Transmission Cases. The transmission case houses the clutches, bands, gearsets and inner ends of the transmission shafts. We began producing transmission cases in November 1997 and reached our current level of production in the second half of 1998. Our transmission cases weigh over 45 pounds.

     Engine Front Covers. The engine front cover bolts over the crankshaft snout, holding the oil seal at the front of the crankshaft in place. Engine front covers range in weight from four to eight pounds.

     Bedplates. The bedplate, also called the girdle or lower crankcase, is an integrated component of the engine block. The bedplate is the lower bulkhead housing for the crankshaft and provides attachment points for the transmission and oil pan. Bedplates range in weight from 11 to 25 pounds.

     Other Medium to Large Automotive Aluminum Die Castings. The following are examples of high pressure aluminum die cast products:

     Ladderframes. The ladderframe is an intermediate structure between the engine block and a stamped-steel oil pan. It provides similar structural integrity and harmonics characteristics as an aluminum oil pan. Our design incorporates a windage baffle which protects the lubrication of the crankshaft, replacing a stamped steel component. We began our production of ladderframes in 1998. Our ladderframes weigh approximately 11 pounds.

     Cam Covers. The cam cover is the overhead housing for the camshaft. Cam covers range in weight from seven to eight pounds.

     Water Pump Housings. The water pump housing forms the main body of the water pump, a mechanism that forces water through the engine block, cylinder head, intake manifold, hoses and radiator. Our water pump housings weigh approximately three pounds.

     FEAD Brackets. Front end accessory drive brackets connect power steering, air conditioning and alternator assemblies to the engine block. Our FEAD brackets weight approximately one to nine pounds.

     Small Automotive Aluminum Die Castings. Through our operations in the UK, Spain and Mexico, we generated approximately 15% of our 2002 sales from production of over 150 small automotive aluminum die cast components (generally weighing less than three pounds).

     Other Products. Also, through our operations in the UK, Spain and Mexico, we generated approximately 1% of our 2002 sales from non-automotive aluminum die cast components, primarily small home appliances and white goods parts.

Customers and Marketing

     The North American automotive market is dominated by GM, Ford and DaimlerChrysler, with Japanese and other foreign manufacturers accounting for approximately 38% of the market. Our principal customers include OEMs, Tier 1 automotive suppliers and, to a very small extent, European white good manufacturers. Approximately 87% of our 2002 sales were derived from OEMs, largely Ford and GM, which we supply on a global basis. Our second largest category of customers is Tier 1 automotive suppliers, such as Boge, Robert Bosch, Continental, Delphi Automotive Systems, Fagor, Perkins, Phoenix, TRW and Visteon. Sales to Tier 1 customer suppliers are made principally through our European operations and represented approximately 13% of 2002 sales.

     The following is a summary of our significant customers for each of the last three years:

Customer	2002	2001	2000

Ford	53%	52%	52%
GM	33	36	36
Tier 1 Suppliers	10	10	9
Other	4	2	3

Total	100%	100%	100%

     Largely as a result of our operations in the UK and Spain, we derive a significant amount of our sales from outside of North America. Set forth below is a summary of sales to customers located in the following geographic regions for the years ended December 31:

Region	2002	2001	2000

North America	77%	80%	81%
Europe	23	19	18
Other	—	1	1

Total	100%	100%	100%

     For additional information regarding sales and long-lived assets by geographic region, see Note 8 to our 2002 Consolidated Financial Statements.

     Our customers award contracts for a particular car or truck platform, which may include more than one model. Such contracts range from one year to the life of the platform, which is generally three to seven years, and do not require the purchase by the customer of any minimum number of units.

     The following table presents an overview of the major models for which we have orders to supply products on current vehicles:

Customer	Component or Assembly	Vehicle

OEMs:
Ford	I4 Oil Pan, FEAD Bracket Duratec Oil Pan, FEAD Bracket	Focus Mazda MPV, Mazda Tribute, Escape, Mondeo, Taurus, Sable
	3.8L/4.2L Oil Pan, Front Cover, Water Pump Housing, FEAD Bracket	Mustang, F-Series, E-Series Van, Windstar
	Zetec Oil Pan	Mondeo, Fiesta, Ka
	Sigma Oil Pan	Fiesta, Ka
	1.3L HCS Oil Pan	Escort, Fiesta, Ka
	4.6L/5.4L/6.8L 2V Front Cover	Mustang, Town Car, Grand Marquis, Crown Victoria, F-Series, E-Series Van, Excursion, Expedition, Explorer, Mountaineer
	3.0L 2VFront Cover	Taurus, Sable, Ranger
	3.0L 4VFront Cover	Jaguar X400
	Transmission Case 4R100	F-Series, Excursion, Expedition
	Transmission Case 5R110	F-Series
	Transmission Case 4R70W	Mustang, Crown Victoria, Grand Marquis, Town Car, F-Series, E Series Van
	AX4N Transmission Cover	Taurus, Sable, Windstar
	Duratec Bedplate	Lincoln LS, T-Bird, Jaguar, Mazda 6, Mazda MPV, Mazda, Tribute, Escape, Mondeo, Taurus, Sable
	3.9L Bedplate, Sump	Lincoln LS, T-Bird, Jaguar
	Zetec Ladderframe	Mondeo, Fiesta, Ka
	4.6L/5.4L 4V Cam Cover	Mustang, Navigator, Aviator
	2.0L Zetec FEAD Bracket	Focus
	2.0L/2.4L Cam Carrier	Light truck diesel engine
	Brackets	Various
	Bearing Caps	Various
	Cam Covers	Various

GM	3.1L/3.4L Oil Pan	Century, Grand Prix, Grand Am, Mailbu, Monte Carlo, Rendezvous, Aztek, Montana, Venture, Silhouette
	4.3L Oil Pan, Rocker Arm Support	Astro, Blazer, S-10, Safari, Savana, Sonoma
	3.8L Oil Pan	Park Avenue, Regal, LeSabre
	4.8L/5.3L/6.0L Oil Pan, FEAD Bracket	Yukon, Silverado, Sierra, Suburban, Tahoe, Escalade, Avalanche, Express, Savana
	5.7L Oil Pan, Flywheel Housing	Corvette
	4.0L/4.6L Bedplate	Deville, Seville, Aurora
	4.2L Bearing Stiffener	Trailblazer, Envoy, Bravada
	4T65 Transmission Cover	Century, Regal, Impala, Monte Carlo, Grand Prix, Malibu, Venture, Silhouette, Montana, LaSabre, Park Avenue, Bonneville
	Brackets	Various Saab
DaimlerChrysler	Brackets, Water Pumps, Caps	Various
Audi AG	Ladderframe, Bracket	A6, A8
Nissan	Brackets	Micra, MM Project
Renault	Brackets	Twingo, Clio

Customer	Component or Assembly	Vehicle

Tier 1 Suppliers:
Boge	Vibration Control Cast Mounts for	Various
Engines
Delphi Automotive	Steering System Housings and Engine	Various GM
Systems	Covers
NSK	Steering Column Components	Various Volkswagen
Perkins Engines	Front Covers	Various
Phoenix	Drive-Shaft Control Mounts	Various
Phoenix, Continental	Vibration-Control Cast Mounts for	Opel Astra
Engines and Gear Boxes
Robert Bosch	Electronic Circuit Housings (ABS,	Various
Airbag, etc.)
TRW	Electronic Power Assist Steering	Renault Megane, Scenic, Clio
Visteon (Hungary,	Housing for 1.1-2.9 KW Starter Motors	Various
Brazil, India)
Visteon (Portugal)	Housing for Airbag Electronic	Various
Control Units
Visteon (Spain)	Bottom Covers and Heatsinks for	Various
Electronic Systems
	Bearing Caps	Mondeo, Focus
	OFA	Mondeo, Focus
	FEAD Brackets	Mondeo, Focus, Fiesta
Visteon Swansea	Cover Axle	Jaguar X202

     We typically pursue new business opportunities that have the three key characteristics summarized below:

•	High-Volume Production, Long Production Runs. Production runs for our targeted parts typically last seven years with desired production ranging from 16 to 24 hours per day, five to six days a week.

•	Highly-Engineered Components with Extensive Machining and Assembly Requirements. Components requiring extensive machining operations and engineered assembly provide the opportunity for enhanced profitability because of the strength and efficiency of our machining and assembly operations. Our ability to deliver production line-ready components enhances our role in the production process while increasing our importance to OEMs.

•	Sole-Source Supply Relationships. We typically do not pursue contracts which involve more than one supplier or internal OEM competition.

Design and Engineering Support

     We work with our customers’ engineering and development teams at the beginning of the design process for new components and assemblies, or the redesign process for existing components and assemblies, in order to maximize production efficiency and quality. These processes may take place from one to five years prior to the commencement of production. On average, development of a new component takes 12 to 24 months during the design phase, while the re-engineering of an existing part may take from one to six months, depending on the extent of the redesign. Early design involvement can result in a product that meets or exceeds the customer’s design and performance requirements and is more efficient to manufacture. In addition, our extensive involvement enhances our position for bidding on such business.

     Consistent with our value-added engineering focus, we have developed relationships with the engineering departments of our customers. These relationships not only help identify new business opportunities, but also enable us to compete based on the quality of our products and services, rather than exclusively on price. We are currently involved in the design stage of several products for our customers and will begin production of these products in the years 2003 to 2006.

Manufacturing

     The entire production process, from aluminum scrap or ingot to production line-ready aluminum die cast product, typically takes under four hours, depending upon the amount of machining and assembly associated with the particular component. Although our production facilities currently utilize slightly different processes, we are establishing uniform processes to elevate the efficiency of all sites to world class levels.

     Operations Management. We are in the process of implementing lean manufacturing processes for our operations management systems. Inefficiencies in production are detected and remedied quickly. Similarly, factory workers are highly incentivized to operate efficiently. Workers participate in innovative incentive systems which reward them for quality, cost reduction, safety and attendance.

     Manufacturing cells use andon displays to reflect real time performance against targets. In addition, processes in JLF UK are controlled by the use of proprietary software programs, which monitor the die cast process. This PC-based system monitors up to 25 critical parameters during each cycle, compares the results to preset parameters and instructs the robotic extractor to segregate any castings that are produced outside the process parameters for further analysis. Information on parameters is accumulated for future use to correct problems, improve efficiency and implement process designs or re-designs. This same process control software is being implemented at our U.S. manufacturing facilities to provide robust process control.

     Aluminum Smelting. Our manufacturing process begins with the smelting of aluminum. Smelting is the process of refining metal and altering its chemical composition by adding or removing elements. By having this expertise in-house, we are able to purchase lower grade, less expensive, scrap aluminum and refine it to the level specified for high quality aluminum die castings. We have aluminum smelting capabilities at our plants in Sheboygan, Wisconsin; Glasgow, Kentucky; the UK; and Spain.

     Casting Process. Once the aluminum has been melted and properly formulated, our die cast products are made primarily by using the high pressure die casting process, which is most commonly used for high volume, thin-wall applications. In this process, molten aluminum alloy is “shot” into a mold. Pressure of up to 20,000 pounds per square inch is applied to the aluminum within the die to maximize consistency and to eliminate air pockets. The aluminum is then quickly cooled and solidified by chilling the die. The casting is then removed from the die and the process is repeated. This process from molten aluminum to solidified casting represents one cycle. We believe our proprietary casting processes, relentless improvement and attention to detail have resulted in industry leading cycle times.

     Once the castings have cooled, excess aluminum is trimmed from the component’s edges and recycled for remelting and use in another casting. The “cast and trimmed” component is then visually inspected. If the component passes this test, it is ready for shot blasting, a process whereby the exterior surfaces of the component are blasted with steel shot to remove any sharp edges. Cast and trimmed components are gauged and leak tested prior to shipment. We sell some cast and trimmed components, but generally seek to perform additional machining and assembly to add more value and validate the casting is free of sub-surface defects.

     We are known throughout our industry for our ability to manufacture large, highly complex castings. This ability to efficiently produce these castings in certain of our North American and European facilities is aided by the use of robotics. The benefits of robotics include:

•	the ability to operate in a high temperature or otherwise inhospitable environment;

•	the ability to handle larger castings without fatigue;

•	consistency of motion and time; and

•	labor savings.

     Management selectively determines which operations should incorporate robotics based on cost-benefit and return on invested capital analysis.

     Machining. Our machining operations utilize a mix of specially designed, dedicated machining centers and computer numerically controlled (“CNC”) machines. Because of our concentration on high volume programs, we use a large number of dedicated machining centers in the United States while JLF UK and Ansola use CNC machines, some of which are dedicated to a specific product. Machining capabilities differ by facility, but generally our machining capabilities include: face milling; bore and ream; drill and ream; drill and tap; drill, ream and burnish; hollow milling; contour milling; slit sawing; rotary grinding and routing.

     Testing. Most of our machined parts are subjected to a pressurized leak test and dimensionally measured on a proprietary virtual condition gauge to determine functionality on key features. On a sample basis, some parts undergo destructive testing to verify casting integrity and freedom from internal defects.

     Assembly. During the assembly process, purchased parts such as drain plugs, screws, helicoils, baffles, covers and gaskets are assembled onto the cast part. Once assembled, all parts are again visually inspected. Part numbers and bar codes are then applied before the part is shipped to the customer. Management believes that our extensive and efficient machining and assembly capabilities are a core competency which provides us with an advantage over our competitors, many of which do not offer machining and assembly services. Our European operations are increasingly performing assembly operations on manufactured components and systems.

     Product Delivery. As a Tier 1 supplier, we are responsible for manufacturing our products on a just-in-time basis. Shipments are generally made by common carrier, as arranged by the customer. To facilitate this delivery system, we utilize direct computer links to our customers. This on-line, real time capability enables us to meet just-in-time manufacturing requirements and to minimize inventories, carrying costs and fixed costs.

     Quality. We believe that we are one of the highest quality manufacturers in the automotive aluminum die casting industry and the number of defective parts per million pieces shipped to our customers is among the lowest in the industry. The strength of our overall design, production and delivery capabilities is reflected in the supplier quality ratings received from our major customers including Ford’s Q1 award. Maintenance of high quality performance ratings at all customers is instrumental in obtaining new business and maintaining existing programs with our customers. In addition to customer quality recognition, each of our operations are QS 9000 certified, which is required to be a Tier 1 supplier. During 2002 each of our locations received ISO 14001 certification.

Competition

     The aluminum die casting industry is highly competitive and fragmented. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program. Competitive factors in the market for our products include product quality and reliability, cost, timely delivery, technical expertise, development capability, new product innovation and customer service. Our principal competitors are Ryobi Die Casting (USA), Inc., Metaldyne Corporation., Honsel International Technologies, Toralcast, Bocar Inc. and Intermet Corporation, as well as the internal aluminum casting operations of General Motors Corporation and DaimlerChrylser AG.

Raw Materials and Suppliers

     Our principal raw material is aluminum. We deal with a number of aluminum suppliers and brokers and limit our dealings to parties who have consistently delivered aluminum which meets specified levels of quality and grade. As commodities, aluminum scrap and ingot can be purchased from any number of sources with relatively small differences in price between suppliers.

     Due to our large production volume, we have the necessary scale to economically operate a captive secondary aluminum processing operation at each of our two Wisconsin plants as well as in Glasgow, Kentucky; Witham, England; Prestiegne, Wales; and San Andres de Echevarria, Spain. We purchase less costly scrap aluminum and off-grade aluminum ingot and refine the metal to required OEM specifications. Unlike our competitors who lack the ability to upgrade aluminum alloy, our secondary aluminum smelting capability enables us to lower raw material costs and to control the quality of our processed aluminum eliminating machining hard spots. We have the capacity to process and upgrade approximately 600 million pounds of aluminum per year, which currently exceeds our production requirements.

     Our contracts with customers typically provide for price adjustments related to changes in the cost of aluminum alloy, as quoted on the London Metals Exchange or Platts. As a result, we have limited exposure to aluminum market price fluctuations.

     In the process of manufacturing production line-ready parts, we must purchase certain sub-components, including helicoils, drain plugs and gaskets, from manufacturers specified by us or our OEM customers. We seek competitive bids on the parts we purchase if two or more potential Tier 2 manufacturers of the part are each approved as a supplier to the OEM.

     We employ just-in-time manufacturing and sourcing systems to meet customer requirements for faster deliveries and to minimize our need to carry significant inventory levels. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

Employees

     As of December 31, 2002, we had 3,297 employees. Overall, approximately 16% of our employees are salaried and the balance are hourly. Our Grandville, Michigan facility is party to a collective bargaining agreement with the UAW and its local #19, which covered 110 employees as of December 31, 2002 and expires in August 2004. In addition, several of our European and our Mexico operations either recognize a union or have employees that are members of unions as individuals. We have not experienced any work stoppages and consider our relationship with our employees to be good.

(b)     Disclosure Regarding Forward-Looking Statements

     This report contains forward-looking statements. These statements may be found throughout this report, particularly under the headings “Business”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intends” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. The factors listed below and in the other sections of this report provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These factors include, among other things, the following:

•	changes in general economic conditions in the United States and Europe;

•	our reliance on major customers and selected models;

•	the cyclicality and seasonality of the automotive market;

•	the failure to complete additional strategic acquisitions or encounter unseen difficulties in integrating acquisitions;

•	the degree to which we are leveraged, which could, among other things make us more vulnerable to unfavorable economic conditions and more difficult to obtain additional financing in the future for working capital expenditures and other general corporate purposes;

•	obtaining new business on new and redesigned models;

•	the ability to achieve the anticipated volume of production from new and planned supply programs;

•	general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected;

•	our failure to develop new applications of aluminum in automobiles;

•	increased competition in the automotive components supply market;

•	unforeseen problems associated with international sales, including gains and losses from foreign currency exchange;

•	implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; and

•	impact of legal proceedings.

     The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update beyond that required by law any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 2.         PROPERTIES

Facilities

     Our corporate office is located in Minneapolis, Minnesota and our operating headquarters are located at our Taylor Drive facility in Sheboygan, Wisconsin.

     The following table provides information regarding our principal facilities:

Approximate
Location	Type	Square Footage	Interest

Sheboygan, Wisconsin	Operating Headquarters/Die Casting and Machining Plant (Taylor Drive)	260,000 sq. ft.	Owned
Sheboygan, Wisconsin	Die Casting and Machining Plant (Gateway)	240,000 sq. ft.	Owned
Sheboygan, Wisconsin	Warehouse	50,000 sq. ft.	Leased
Grandville, Michigan	Die Casting and Machining Plant	224,000 sq. ft.	Owned
Glasgow, Kentucky	Die Casting Plant	175,000 sq. ft.	Owned
	Machining Plant	172,000 sq. ft.	Leased
	Warehouse	108,000 sq. ft.	Leased
Benton Harbor, Michigan	Die Casting and Machining Plant	50,000 sq. ft.	Owned
	Warehouse	10,000 sq. ft.	Owned
Witham, England	Administrative/Die Casting and Machining Plant	328,000 sq. ft.	Owned
Presteigne, Wales	Die Casting Plant	136,000 sq. ft.	Owned
Cheshunt, England	Die Casting Plant	44,000 sq. ft.	Leased
Birmingham, England	Toolmaking Plant	6,000 sq. ft.	Owned
Brighouse, England	Toolmaking Plant	11,000 sq. ft.	Owned
San Andres de Echevarria, Spain	Administrative/Die Casting and Machining Plant and Warehouse	171,000 sq. ft.	Owned
Saltillo, Mexico	Die Casting and Machining Plant	147,000 sq. ft.	Owned

     We also have leased sales and service offices located in Dearborn, Michigan; Indianapolis, Indiana; Bridgend, England; and Darmstadt and Düsseldorf, Germany.

     Utilization of our facilities varies with North American and European light vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing. All properties in the United States and the UK are pledged as collateral to secure the repayment of our senior credit facility and second lien term loan. In December 2002, we announced that we will be closing our Grandville, Michigan facility. Upon closure of the facility in late 2003, we will place it for sale.

     The machining facility in Glasgow, Kentucky was financed through approximately $1.6 million of industrial revenue bonds, which were issued to Glasgow/Barren County Industrial Development Economic Authority. To secure repayment of these bonds, we have transferred title of this facility to Glasgow/Barren County, which leases the facility back to us. Upon the final lease payment on November 1, 2006, we have the right to purchase this property from Glasgow/Barren County for $1.00.

ITEM 3.         LEGAL PROCEEDINGS

     From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits could have a material adverse effect on us. We believe, however, that the ultimate resolution of any pending litigation, individually or in the aggregate, will not have a material adverse effect on us.

Environmental Matters

     We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls in 2003. Certain of our operations generate hazardous substances and wastes. If a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination is discovered at any of our current or former properties, we may be held liable, and the amount of such liability could be material.

     We are studying how to upgrade the drainage systems at our Cheshunt, UK facility and address petroleum contamination that may be associated with past drainage. The cost of this matter is currently not expected to be material, unless contamination is discovered that is much more extensive than has been estimated by our environmental consultants.

     As part of our acquisition of Ansola, the sellers of Ansola agreed to indemnify us, subject to certain limitations, for environmental liabilities resulting from the sellers’ operation of Ansola, including a specific indemnity for clean up of certain areas of contamination identified at the San Andres de Echevarria, Spain facility during our due diligence. At the time we acquired Ansola, we estimated these costs to be $120,000, based on testing conducted by an internationally recognized environmental firm. An escrow was established in the amount of 230 million pesetas (about $1.6 million) to secure the sellers’ environmental and other indemnification obligations. Actual clean up work was completed in 1999 at a cost of approximately $80,000 and a claim for indemnification was made. The escrow decreases in steps beginning in June 1999 and expires in July 2003, with 43% of the escrow, less our claims for indemnification, having been released on June 30, 1999, 28% having been released on April 30, 2000 and the remainder to be released on July 31, 2003.

     In connection with our acquisition of Nelson, we are obligated to clean up contamination at a facility formerly operated by Nelson located in Grand Rapids, Michigan. An interim response groundwater recovery system is operating at the facility under the oversight of the Michigan Department of Environmental Quality, or “MDEQ.” MDEQ may require additional investigation and cleanup of soil and groundwater, including any contaminated groundwater that may have migrated offsite. Prior to the acquisition, Nelson estimated that the cost to complete the cleanup would be approximately $400,000. Since the acquisition, we have retained an environmental consultant to investigate the facility and prepare a plan describing the work that will be necessary to complete the cleanup and an estimate of the cost of completing the cleanup. Recent evaluation of the site has shown that our exposure to losses approximates $100,000 if a cleanup is required. The former stockholders of Nelson agreed to indemnify us for losses arising out of this matter, to the extent such losses exceed $400,000. In particular, the stockholders are obligated to indemnify us for 85% of the next $3.0 million of such losses. The indemnity expires on October 15, 2003, but does not expire with respect to those losses that we have committed to pay before the expiration date. There can be no assurances, however, that the former stockholders will be able or willing to fulfill their indemnity obligations if we call upon them to do so.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, the stockholders of the Company approved by written consent an amendment to the Company’s Certificate of Incorporation to create new classes of common equity designed as Class Q-1 and Class Q-2 common stock. Stockholders representing over 90% of the outstanding voting stock approved the amendment.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On December 27, 2002, the Company sold 65.1 million shares of Class Q-1 common stock and 11.6 million shares of Class Q-2 common stock to a partnership owned by certaining existing stockholders of the Company for an aggregate of $1.0 million. In addition, the Company issued warrants to purchase 5% of the fully diluted stockholders equity to the lenders of the second lien term loans. In each case, the issuance was deemed exempt from registration under the Securities Act by virture of Section 4(2) thereof. In each case, the Company received investment representations from each investor, including representations that such investor was an “accredited investor” as defined in Rule 501(a).

ITEM 6.        SELECTED FINANCIAL DATA

     The selected financial data presented below for each of the years in the five year period ended December 31, 2002 is derived from J.L. French Automotive Castings, Inc.’s audited financial statements. The financial statements at December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 and the auditors’ reports thereon are included elsewhere in this report. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Financial Statements and Notes to Financial Statements, included elsewhere in this report.

	Years Ended December 31,

	2002	2001	2000(3)	1999(2)	1998(1)

	(Dollars in thousands)
Statement of Operations Data:
Sales	$550,447	$505,709	$557,002	$351,829	$254,343
Cost of sales	467,437	414,310	470,647	267,514	179,693

Gross profit	83,010	91,399	86,355	84,315	74,650
Selling, general and administrative expenses	27,954	27,413	25,544	19,577	16,802
Recapitalization expenses	—	—	—	22,425	—
Restructuring charge(4)	21,308	—	—	—	—
Amortization of intangibles(8)	57	14,735	11,289	11,167	16,861

Operating income	33,691	49,251	49,522	31,146	40,987
Interest expense	51,147	53,618	62,538	37,326	20,533

Income (loss) before income taxes and extraordinary item	(17,456)	(4,367)	(13,016)	(6,180)	20,454
Provision (benefit) for income taxes(5)	38,528	2,555	(3,542)	(595)	8,299

Income (loss) before cumulative effect and extraordinary item	(55,984)	(6,922)	(9,474)	(5,585)	12,155
Cumulative effect of change in accounting principle(6)	202,622	—	—	—	—
Extraordinary item(7)	13,507	—	—	8,112	805

Net income (loss)	$(272,113)	$(6,922)	$(9,474)	$(13,697)	$11,350

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance Sheet Data (at end of period):
Working capital (deficit)	$2,069	$(48,807)	$(16,723)	$15,366	$22,233
Total assets	464,939	700,909	776,544	695,234	404,793
Total debt	585,563	551,241	555,891	606,444	211,580
Total stockholders’ investment (deficit)	(294,511)	(26,696)	(7,669)	(41,593)	124,688

(1)	Includes the results of operations of (i) JLF UK from January 12, 1998 and (ii) Ansola from April 30, 1998.

(2)	Includes the results of operations of (i) JLF Mexico from August 17,1999 and (ii) Nelson from October 15, 1999.

(3)	Includes the results of operations of JLF Benton Harbor from March 17, 2000.

(4)	Represents the costs associated with the closure of our Grandville facility. See Note 12 to our consolidated financial statements.

(5)	In the fourth quarter of 2002, we provided a valuation allowance for our deferred tax assets. See Note 7 to our consolidated financial statements.

(6)	In 2002, we adopted the provisions of SFAS No. 142, “Accounting for Goodwill.” As a result, we wrote off $202.6 million of goodwill. See Note 3 to our consolidated financial statements.

(7)	In connection with our debt financing in December 2002, we wrote off debt issuance costs of $13.5 million. See Note 4 to our consolidated financial statements.

(8)	Amortization of debt issuance cost of $2,415 (in thousands) was reclassified to interest expense for 2002. In prior years it was in amortization expense. Specifically (in thousands) $2,308 in 2001, $1,972 in 2000, $1,435 in 1999 and $767 in 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Introduction

     We are one of the world’s largest independent designers and manufacturers of aluminum die cast components for automotive OEMs. Over the last five years, our sales have increased at a compound annual growth rate of 22.6%, from $161.8 million in 1997 to $550.4 million in 2002. This increase has been as a result of both organic growth and acquisitions. Since 1996, we have substantially expanded our design, engineering and manufacturing capabilities. Additionally, we completed several acquisitions that have expanded our operations from a single facility to thirteen plants located throughout North America and Europe.

     Our organic growth has been the result of business awards on new vehicle platforms for both existing and new customers and the expansion of our manufacturing capabilities to include large die cast components and machining and assembly operations. In 1997, we began producing transmission cases for Ford. These transmission cases weigh over 45 pounds and are the largest products we manufacture. We believe we are one of only a few independent die casters that have the ability to manufacture these types of products. During this time, we also expanded the value-add services we offer our customers by adding machining and assembling capabilities. Currently, we machine and assemble over 80% of the components we cast.

     Over the same period of time, we completed five strategic acquisitions to increase our capabilities and expand our global reach. In January 1998, we acquired Morris Ashby Ltd. (“JLF UK”), which provided a European manufacturing base to service our existing customers in Europe. The acquisition also added new customers, gravity casting capabilities, as well as entry into the market for medium and smaller die cast components. In April 1998, we expanded our European presence through the acquisition of Fundiciones Viuda de Ansola, S.A. (“Ansola”), a low-cost manufacturer of aluminum die cast automotive components in Spain. In August 1999, we expanded our North American presence through the acquisition of Inyecta Alum, S.A. de C.V. and Fundimex Pizzi, S.A. de C.V. (“Mexico”). Then, in October 1999, we further expanded our presence in the market for highly complex, aluminum transmission case castings, while adding new processing technologies through the acquisition of Nelson Metal Products Corporation (“Nelson”). Lastly, in March 2000, the Company formed JLF Benton Harbor to acquire all of the outstanding common stock of Shoreline Industries, Inc., a small manufacturer and machiner of automotive die cast components.

     We derive substantially all of our sales from automotive OEMs and Tier 1 suppliers. The automotive industry is highly cyclical and dependent upon consumer spending. During the third and fourth quarters of 2000, OEMs reduced production levels in response to a decline in consumer demand. This decline continued throughout 2001. Overall, North American automotive and light truck production decreased approximately 9.8% in 2001 as compared to the prior year. In 2002, North American automotive production increased approximately 5.9% from 2001 production levels.

     The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Years Ended
	December 31,

	2002	2001	2000

Sales	100.0%	100.0%	100.0%
Cost of sales	84.9	81.9	84.5

Gross profit	15.1	18.1	15.5
Selling, general and administrative expenses	5.1	5.4	4.6
Restructuring charge	3.9	—	—
Amortization of intangibles	—	2.9	2.0

Operating income	6.1	9.8	8.9
Interest expense	9.3	10.6	11.2

Loss before income taxes, cumulative effect of change in accounting principle and extraordinary item	(3.2)	(0.8)	(2.3)
Provision (benefit) for income taxes	7.0	0.5	(0.6)

Loss before cumulative effect of change in accounting principle and extraordinary item	(10.2)%	(1.3)%	(1.7)%

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

     Sales. Sales for the year ended December 31, 2002 increased by $44.7 million, or approximately 8.8%, to $550.4 million from $505.7 million for the year ended December 31, 2001. Sales from our North American operations increased to $448.3 million in 2002 from $425.6 million in 2001. The North American operations were positively impacted by stronger Ford and GM production of automobiles and light trucks, resulting in $28.7 million higher sales. In addition, higher aluminum prices in 2002, which are passed through to customers, increased sales by $11.3 million versus 2001. These volume and aluminum price gains were partially offset by $13.7 million of discontinued, unprofitable business which the Company no longer produces, and lower selling prices totaling $3.6 million.

     Sales from our European operations increased to $102.1 million in 2002 from $80.1 million in 2001. Changes in currency rates had the effect of increasing sales by $3.8 million in 2002. The remaining increase was due to net new business, which began production during 2002, including new programs with TRW, Ford, and General Motors as well as higher European automotive production levels in 2002 as compared to 2001.

     Cost of Sales. Cost of sales for the year ending December 31, 2002 increased by $53.1 million, to $467.4 million from $414.3 million for the year ending December 31, 2001. On a percentage of sales basis, costs increased to 84.9% in 2002 from 81.9% in 2001. Lower utilization of loss contract reserves from $29.4 million in 2001 to $6.2 million in 2002 increased costs as a percent of sales by 4.2%. Higher aluminum prices (which we passed on to our customers) had the impact of increasing cost as a percentage of sales by 0.3% in 2002. Cost reductions and usage control efforts in the areas of labor, scrap, supplies, assembled components, and other manufacturing costs resulted in cost improvements approximating $20 million in 2002 (or approximately 3.6% of sales) as compared to the prior year. These cost savings were offset by customer price reductions, higher depreciation expense and ramp-up costs associated with new business.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the year ending December 31, 2002 increased $0.6 million to $28.0 million from $27.4 million for the year ending December 31, 2001. On a percentage of sales basis, costs decreased from 5.4% in 2001 to 5.1% in 2002. The year over year change is attributable to labor and benefit cost increases offset by a reduction in legal and professional costs.

     Restructuring Charge. In the fourth quarter of 2002, we recorded a charge of $21.3 million related to the closure of our Grandville, Michigan facility. Included in the charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. The $3.3 million is comprised of lease terminations, post shutdown property taxes, employee related costs, and other exit costs. We expect the Grandville facility closure to be completed by the end of 2003.

     Amortization Expense. Amortization expense decreased by $14.6 million from $14.7 million for the year ending December 31, 2001 to $0.1 million for the year ending December 31, 2002. The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in the discontinuation of goodwill amortization effective January 1, 2002, accounted for the majority of the decrease.

     Interest Expense. Interest expense for the year ended December 31, 2002 was $51.1 million, a decrease of $2.5 million from $53.6 million in the year ended December 31, 2001. Interest expense includes $2.4 million of debt amortization costs in 2002. Excluding the debt amortization cost, interest expense decreased $4.9 million in 2002. Lower weighted average interest rates resulted in $6.9 million less interest, slightly offset by $2.0 million in higher interest due primarily to higher average debt balance and foreign currency exchange rates.

     Income Taxes. Pursuant to the requirements of FAS 109, “Accounting for Income Taxes,” we provided a valuation allowance for all of its U.S. Federal and remaining state deferred tax assets. This resulted in a provision for income taxes of $38.5 million for the year ended December 31, 2002. For the year ended December 31, 2001, we recorded an income tax provision of $2.6 million despite a pretax loss of $4.4 million. The provision is the result of minimum state income taxes in the U.S. and a valuation allowance for tax benefits associated with foreign losses.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

     Sales. Sales for the year ended December 31, 2001 decreased by $51.3 million, or approximately 9.2%, to $505.7 million from $557.0 million for the year ended December 31, 2000. Sales from our North American operations decreased from $473.9 million in 2000 to $425.6 million in 2001. This 10.2% decrease was due to lower customer production levels on several vehicles we serve including, Ford Explorer, Ranger and F-Series trucks. Overall, North American automotive and light truck production decreased approximately 12% in 2001 as compared to the prior year, while GM and Ford output fell nearly 13% over the same time period. In addition, lower aluminum prices adversely impacted sales by $4.6 million in 2001 versus sales in 2000.

     Sales from our European operations decreased from $83.1 million in 2000 to $80.1 million in 2001. Changes in currency exchange rates had the effect of reducing sales from the European operations by $3.8 million in 2001. Excluding the effects of the change in exchange rates, sales from our European operations were relatively constant between years. European new business awards in the year offset any losses of business experienced because of end of life programs, and our strategy to exit from less profitable non-automotive business.

     Cost of Sales. Cost of sales for the year ended December 31, 2001 decreased by $56.3 million, or approximately 12.0%, to $414.3 million from $470.6 million for the year ended December 31, 2000. As a percentage of sales, cost of sales was 81.9% in 2001 compared to 84.5% in 2000. The improvement in gross margins was attributable to our company-wide cost reduction initiatives that were implemented during 2001. These initiatives included improved labor productivity, reduction of overtime, freight and scrap expenses at the Nelson facilities and centralized purchasing management to take advantage of quantity discounts from suppliers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2001 increased $1.9 million, or approximately 7.5%, to $27.4 million from $25.5 million for the year ended December 31, 2000. The increase was due primarily to increased staffing levels in several key areas including executive management, finance and marketing. As a percentage of sales, SG&A expenses were 5.4% in 2001 compared to 4.6% in 2000.

     Amortization Expense. Amortization expense for the year ended December 31, 2001 increased $3.4 million, or approximately 30.1%, to $14.7 million from $11.3 million for the year ended December 31, 2000. During the fourth quarter of 2001, we concluded the unamortized balance of goodwill related to our Mexican operation was not realizable. Accordingly, amortization expense for 2001 includes approximately $4.0 million related to the write-off of this goodwill. The amortization of goodwill ceased effective January 1, 2002 with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     Interest Expense. Interest expense for the year ended December 31, 2001 decreased $8.9 million, or approximately 14.2%, to $53.6 million from $62.5 million for the year ended December 31, 2000. Of this $8.9 million reduction, $2.2 million was due to lower average debt in 2001 compared to 2000. The remaining $6.7 million reduction was attributed to lower average interest rates on our floating rate indebtedness. For example, interest rates on our Term A and B loans in December 2001 were 5.7% and 5.9%, respectively; rates on the same debt instruments in December 2000 were 10.5% on the Term A debt and 10.3% on Term B debt. Interest rates on the Company’s U.S. revolving line of credit averaged 7.1% in December 2001 compared to 11.8% in December 2000.

     Income Taxes. Our pretax loss for the year ended December 31, 2001 decreased $8.6 million, or approximately 66.2%, to $4.4 million compared to a pretax loss of $l3.0 million in 2000. Despite the pretax loss, we recorded an income tax provision of $2.6 million in 2001. The provision relates to minimum state income taxes for our US operations and from providing a valuation allowance for tax benefits associated with foreign losses. In 2000, we recorded an income tax benefit of $3.5 million, representing an effective tax rate of 27.2%. The effective tax rate is less than the federal statutory rate due primarily to the effects of non-deductible goodwill amortization.

Liquidity and Capital Resources

Sources of Cash

     Our principal sources of cash are cash flow from operations, commercial borrowings and sale of equity securities. For the year ended December 31, 2002 and 2001, we generated cash from operations of $12.6 million and $37.1 million, respectively. Cash generated from operations before changes in working capital items was $49.6 million for 2002 compared to $55.9 million in 2001. Increases in working capital used cash of $37.0 million during 2002 compared to $18.8 million in 2001. The increases in working capital resulted from changes in trade receivable, inventory and trade payable levels. Trade receivable balances increased slightly in 2002, requiring $0.6 million of cash, compared to a source of cash in 2001. The receivables growth in 2002 was a result of higher sales as compared to 2001. The reduction in trade receivables in 2001 occurred after the Company began participating in accelerated collection programs with several of our customers in North America. Inventory growth needed to support higher sales in 2002 used cash of $3.4 million, compared to the $9.2 million source of cash realized by inventory reduction in 2001. Reduced accounts payable, along with changes to other assets and liabilities, used cash of $33.0 million in 2002 compared to a $61.7 million cash use in 2001. The payables reduction was due to more restrictive trade credit terms prior to amending the senior credit facility and new borrowing under a new secured second lien term loan, further discussed below, which was completed on December 27, 2002.

     In April 1999, we entered into a senior credit facility that provided for aggregate borrowings of approximately $370.0 million. On October 15, 1999, we amended and restated the senior credit facility in connection with the acquisitions of Nelson to provide for an additional $100.0 million of available borrowings. On November 30, 2000, the senior credit facility was amended to defer certain principal repayments scheduled for 2001 to future years and to amend certain restrictive covenants included in the senior credit facility.

     In May 1999, we completed an offering of $175.0 million of 11½% senior subordinated notes due 2009. The net proceeds of the offering of approximately $169.6 million and $0.4 million of cash on hand were used to retire all of the borrowings under the subordinated bridge financing facility, $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan of the senior credit facility. We did not make an interest payment on the notes of approximately $10.1 million on December 2, 2002, the scheduled payment date. We made such payment on December 27, 2002, within the thirty day grace period allowed by the indenture governing the notes.

     In connection with the October 1999 acquisition of Nelson, we borrowed $30.0 million from Tower Automotive, Inc. (“Tower”) through the issuance of a 7½% convertible subordinated promissory note due October 14, 2009. In November 2000, Tower exchanged its 7½% convertible subordinated promissory note for a total of 7,124 shares of Class A-1 common stock. The Class A-1 common stock accrues pay-in-kind dividends at an annual rate of 7½%. The dividends are payable, at the sole election of the holder, in either (i) shares of Class A-2 common stock equal to the amount of the dividend to be paid divided by $4,211 or (ii) shares of Class A common stock equal to the amount of the dividend to be paid divided by $5,897.

     On May 24, 2000, we sold an aggregate of 4,191 shares of our common stock to certain existing stockholders for approximately $17.9 million, the proceeds of which were used to repay indebtedness incurred in connection with the Nelson acquisition.

     In October 2002, certain of the Company’s stockholders purchased trade accounts receivable from the Company to provide additional liquidity. The total discount for all trade receivables purchased by the stockholders was approximately $15,000. The maximum amount purchased by the stockholders was approximately $4.2 million. All trade receivables purchased by the stockholders were collected by October 25, 2002.

     On November 30, 2000, we sold 14,248 shares of nonvoting Class P common stock to certain existing stockholders for an aggregate of $60 million. The Class P common stock accrued dividends at an annual rate of 8% and the dividends are payable in cash at the time of redemption of the Class P common stock.

     On December 27, 2002, we amended the senior credit facility and incurred the additional following indebtedness:

(i)	$95.0 million of a Tranche C term loan under the senior credit facility, which resulted in proceeds of $90.3 million after payment of certain fees to the lenders. The Tranche C term loan is part of our senior credit facility and matures in October 2006. The loan bears interest at the greater of 11% or prime plus 6%, payable quarterly. There are no scheduled principal payments until maturity. All principal payments are subject to an exit fee of 5% of such principal payment.

(ii)	$96.4 million secured second lien term loan, which resulted in net proceeds of $94.0 million net of debt discount. The second lien term loan bears 12% cash interest, payable quarterly, and 7% deferred interest. The principal and deferred interest are due on December 31, 2007. The term loan is secured by a second lien on substantially all of our domestic assets. We also issued warrants to acquire 5% of our authorized Q-1 shares to the lenders of the second lien term loans.

     Concurrently with the debt issuances, we issued 65.1 million shares of Class Q-1 and 11.6 million shares of Class Q-2 common stock to a partnership owned by certain of our stockholders for total proceeds of $1 million.

     The net proceeds from the debt and stock issuances described above were used to retire all tranche A term loan balances of $125.4 million, repay $16.6 million of the tranche B term loan, reduce borrowings under the revolving credit facility by $33.8 million and pay transaction related costs of $9.5 million.

     In connection with the financing described above, we also amended our senior credit facility to extend the revolving credit facility availability until June 30, 2006. Our senior credit facility and the secured second lien notes include certain restrictive financial covenants including minimum interest coverage and maximum leverage ratios. In July, November and December of 2002, we and our lenders amended financial covenants and the senior credit facility. We were in compliance with all covenants as of December 31, 2002.

     As of December 31, 2002, our senior credit facility consisted of: (A) a $132.7 million tranche B term loan that matures in October 2006, bears interest at prime plus 3.5% or LIBOR plus 4.5% and has no scheduled principal repayments until maturity; (B) a $95.0 million tranche C term that matures in October 2006, bears interest at greater of 11% or prime plus 6% and has no scheduled principal repayments until maturity; and (C) a $90.0 million revolving credit facility. After giving effect to the financing transactions described above, borrowings under the revolving credit facility totaled $55.0 million as of December 27, 2002.

     As a result of the issuance of the Class Q-1 and Q-2 shares and amendment to the Company’s Articles of Incorporation in December 2002, the Company concluded that the Class P and Class A-1 accrued dividends will not be paid. Accordingly, the Company credited to retained earnings the accrued Class P cash dividends of $10.0 million and the accrued Class A-1 in-kind dividends of $1.9 million. Furthermore, the Class P and A-1 shares will not accrue the aforementioned dividends in the future.

     Net cash provided by financing activities totaled $18.5 million during 2002 compared with net cash used by financing activities of $3.9 million in 2001. New borrowings under our $95 million tranche C term loan and $96.4 million secured second lien term loan, were used to repay previous borrowings as of December 27, 2002 of $175.8 million under our tranche A and tranche B term loans.

Uses of Cash

     Net cash used in investing activities was $29.1 million during 2002 compared to $37.2 million during 2001, all of which represent capital expenditures. Such capital expenditures were primarily for equipment purchases related to new or replacement programs. In 2002, we entered into a sale leaseback on certain equipment in the amount of $4.6 million at the Glasgow facility. We expect that capital expenditures will be in the range of $35 million to $40 million in 2003.

Liquidity

We have a substantial amount of leverage. As of December 31, 2002, we had outstanding indebtedness of approximately $585.6 million. In addition, cash interest expense will approximate $56.8 million in 2003. However, the December 27, 2002 financing transactions eliminated all scheduled senior debt principal repayments until 2006. As of December 31, 2002, we had borrowing availability under our revolving credit facility and cash on hand of approximately $37.8 million. However, we also had $24.7 million of unsecured sterling loan notes outstanding at December 31, 2002, that were guaranteed by a letter of credit that expired in January 2003 under our revolving credit facility. Payment was made in the first quarter of 2003 through borrowings under our revolving credit facility. The borrowing availability under the revolving credit facility was not impacted by this payment.

     We believe that cash generated from operations together with available borrowings under our senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures for the foreseeable future. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in either our business or the automotive market in general. There can be no assurances, however, that these assumed events will occur. For example, the general slowdown in the U.S. economy that resulted in lower automotive and light truck production during 2001 had a negative impact on our operations.

Contractual Obligations and Commercial Commitments

     Our contractual obligations as of December 31, 2002 were as follows (in thousands):

	Payments Due by Period

							2008 and
Contractual Obligations	Total	2003	2004	2005	2006	2007	thereafter

Long-term debt	$568,715	$7,295	$3,023	$2,444	$281,478	$95,965	$178,510
Capital lease obligations	16,848	5,047	4,731	3,592	2,049	1,237	192
Operating leases	20,927	7,740	5,584	3,307	2,261	1,233	802

Balance at December 31	$606,490	$20,082	$13,338	$9,343	$285,788	$98,435	$179,504

     At December 31, 2002, our commercial commitments included $28.6 million of standby letters of credit which were available under our senior credit facility.

Pension Plans

     The Company maintains two defined benefit pension plans, which cover all union associates at our Grandville, Michigan facility and pre-acquisition associates at our United Kingdom facilities. Our policy is to fund each plan based upon actuarially determined amounts and as required by law.

     The assumptions used to account for plan assets include a discount rate of 5.6% to 6.75% for 2002 based upon a review of long-term bonds as reviewed by our actuaries. The top end of discount rate has decreased from our range of 5.5% to 7.25% in 2001. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries as well as review of broad equity and bond indices. We decreased our long-term return assumption from our 2001 range of 8.0% to 9.0% to 8.0%.

     We regularly review our actual asset allocation and periodically balance our investments to our targeted allocation when considered appropriate. We will continue to evaluate at least annually our actuarial assumptions, including our expected rate of return, and will adjust these as necessary. Our measurement date for both plans is as of October 31, 2002. For both plans, the Company ensured that it is in compliance with SFAS No. 87, “Employers’ Accounting for Pensions.”

     Our actual return on plan assets approximated $(0.3) million and $(5.6) million for the years ended December 31, 2002 and December 31, 2001, respectively. The Company contributed $2.6 million and $1.8 million for the years ended December 31, 2002 and December 31, 2001, respectively. The actual return on plan assets and contributions are based upon a number of our actuarial assumptions as described above. The fair value of our Plan assets has increased from $30.3 million at December 31, 2001 to $33.0 million at December 31, 2002. The investment performance returns and declining discount rates have increased our under funded position from $14.5 million at December 31, 2001 to $16.2 million at December 31, 2002. The Company will be making the required quarterly payments as determined by our actuaries to supply the continuation of our pension plans. Our total expected payment for 2003 is expected to be approximately $0.1 million.

     Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our pension plans. A discount rate reduction of 0.5% combined with a decrease in the expected long-term return on assets of 0.25% will impact net U.S. only benefit plans expense by approximately $55,000.

     The Company also maintains a noncontributory defined contribution plan that covers certain U.S. based employees after one year of service. Contributions made by the Company are based upon the number of hours worked for participants. All investments are self-directed by participants.

Seasonality

     We typically experience decreased sales and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

Effects of Inflation

     Inflation affects us in two principal ways. First, a portion of our debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. While the contracts with customers provides for pass through increases in the price of aluminum. We do not have the ability to pass through inflation-related cost increases for labor and other costs. In the past few years, however, inflation has not significantly affected the operating results.

Market Risk

     We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The strategy for management of currency risk relies primarily upon conducting operations in such countries’ respective currencies and we may, from time to time, engage in hedging programs intended to reduce our exposure to currency fluctuations. The counterparties are major financial institutions.

     Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2002, all of our debt other than the senior subordinate notes and secured second lien notes were variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $4.1 million.

     We have entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on the floating rate long-term debt. This agreement effectively changes the interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 6.6%. The interest rate swap agreement matures December 31, 2003. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, we do not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of December 31, 2002 was a liability of $1.1 million, which is recorded in the December 31, 2002 balance sheet.

     A portion of our sales is derived from manufacturing operations in the UK, Spain and Mexico. The results of operations and the financial position of the operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     Certain of our assets are located in foreign countries and are translated into U.S. dollars at currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, the consolidated stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. See “Critical Accounting Policies” below for further discussion.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting and reporting standards of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption to have a material effect on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s financial position or its results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” This statement also requires sales-leaseback accounting for certain transactions, and makes various other technical corrections to existing pronouncements. The adoption of this statement will be effective for the fiscal year commencing on January 1, 2003, at which time the loss on early retirement of debt will be presented as a component of income from continuing operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. As discussed in Note 12, the Company announced the closure of its Grandville facility on December 31, 2002. All accruals related to the closure made in 2002 were in compliance with EITF 94-3. Accounting for the exit activities related to this closure will be in accordance with SFAS No. 146 commencing in 2003 and any relevant additional liabilities will be recorded when they are incurred.

     In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company does not have any guarantees which require disclosure.

Critical Accounting Policies

     In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in their periodic reports under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of their financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that the following accounting policies fit this definition.

     Critical Accounting Estimates. Preparation of the Corporation’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 to the Consolidated Financial Statements describes the significant accounting policies used in preparation of the Consolidated Financial Statements. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management’s estimates.

     Revenue Recognition. We typically enter into contracts to provide products for the life of a platform for automotive original equipment manufacturers. Revenue is recognized when the product is shipped from our facility as that is the time that title passes to the customer and the selling price is fixed. We establish reserves as appropriate for any pricing related disputes.

     Reserve for Doubtful Accounts. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts of $1.8 million as of December 31, 2002 is adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

     Loss Contracts. We are committed under certain existing agreements to supply products to our customers at selling prices which are not sufficient to cover the costs to produce such product. These agreements were part of an acquisition made by the Company. In such situations, we record a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. Any change in the estimate will result in a change in period income. The reserve was reduced by $6.1 million for the year ended December 31, 2002 and $29.4 million for the year ended December 31, 2001. The liability was reduced due to sales of products and also included an adjustment of approximately $1.1 million due to cost reductions and reductions in estimated future shipments in 2002 and $8.3 million in 2001. Interest expense recognized related to loss contracts was $0.2 million for the year ended December 31, 2002 and $1.8 million for the year ended December 31, 2001.

     Valuation of Long-Lived Assets and Investments. We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying value may not be recoverable. Such changes in circumstances include, but are not limited to, significant adverse changes in the extent or manner in which a long-lived asset or group of assets is being used, the accumulation of costs significantly in excess of the amount originally expected for the acquisition of a long-lived asset or group of assets, current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or group of assets, and expectations that, more likely than not, a long-lived asset or group of assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The closure of our Grandville production facility, which was announced in December 2002, prompted our review of the recoverability of long-lived assets at the Grandville facility. We categorized the Grandville assets by those that will be transferred to our Sheboygan and Glasgow production facilities, those that will be sold, and those that will be disposed of. We projected the future cash flows on the latter two categories of these assets to be less than their carrying value. Our estimated future cash flows for the Grandville assets included assumptions regarding the fair value of assets to be sold, based in part on independent appraisals, and the extent of use and duration of time, which the assets will continue to be utilized. While management believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations. See further discussion of the Grandville closure under “Restructuring Costs” below.

     Goodwill. Upon adoption of SFAS No. 142, we completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of our six reporting units (Sheboygan including Allotech; the Grandville, Michigan, and Glasgow, Kentucky facilities of Nelson; JLF Benton Harbor; JLF UK; and Ansola). The step one impairment test demonstrated that the fair market value of our Grandville, Glasgow, Benton Harbor, and JLF UK reporting units potentially exceeded the carrying value of the related goodwill. We then completed the step two impairment test for these four reporting units by utilizing the valuation techniques previously described for the step one test, and determined the fair value of assets and liabilities, using independent appraisals for property, plant, and equipment and other identifiable intangible assets. After comparing the fair value of these assets and liabilities to the fair value of the reportable units, we concluded that the goodwill associated with these four reportable units was fully impaired.

Accordingly, we recorded a transitional impairment charge of approximately $202.6 million, which was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2002.

While management believes that the estimates utilized in our step one and step two impairment tests are reasonable, different assumptions regarding a) recent financial performance, market trends, strategic plans and other available information that management used to estimate the future cash flows; b) the discount rates used to estimate the present value of future cash flows, c) the market multiple used to in part to estimate the enterprise value of our reporting units, and d) the estimates of fair value of identifiable assets, other than goodwill, could materially affect these valuations. We will continue to assess the realizability of the remaining goodwill of $95.2 million, which is associated with our Sheboygan and Ansola reporting units. If the fair value of the goodwill is determined under the provisions of SFAS 142 to be less than book value, we will record the appropriate impairment charge.

In 2001, the current and historical operating and cash flow losses of our Mexico operating segment combined with forecasts that demonstrated continuing losses prompted us to assess the recoverability of the long-lived assets of the Mexico operating segment. Based on our assessment, the carrying value of Mexico’s goodwill exceeded its fair value, and we accordingly recorded an impairment charge of approximately $4.0 million on the Mexico goodwill asset. The impairment charge for the Mexico goodwill was evaluated and measured under SFAS No. 121, portions of which were amended and superceded by SFAS No. 142 effective January 1, 2002, as previously discussed.

     Pension and Other Post-Employment Benefits. The determination of the obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 9 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets, as well as expected increases in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that its current assumptions are appropriate based on available information, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and other postretirement obligations and the future expense.

     Income Tax Accounting. As part of the process of preparing the consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Our historical income has been adversely impacted by the impairment of goodwill and the restructuring charge previously discussed as well as other non-recurring events such as integration difficulties involving the acquisition of Nelson. As a result of accounting charges related to these events, we have incurred accounting losses on a cumulative basis since 1999. While management anticipates there will be positive income generated over time due to significant new business awards and cost reductions that will result from planned restructuring, the interpretations of SFAS No. 109 place greater emphasis on historical results and verifiable events than projected future results. Because SFAS No. 109, “Accounting for Income Taxes”, requires the Company to weight historical reported results greater than projections of future income, the Company increased its valuation allowance on the deferred tax assets to $93.3 million at the end of 2002. As we potentially realize positive earnings in the future, we will reassess the need for this valuation allowance, and based on positive historical earnings and projections that demonstrate all or a portion of the related tax assets will be utilized, we will appropriately reduce the valuation allowance and credit the income tax provision.

     Restructuring Costs. In 2002, we recorded a pre-tax restructuring charge of $21.3 million in regards to the closing of our Grandville, Michigan facility as described in Note 12 to the Consolidated Financial Statements. Included in this charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. These charges related to the impairment of property, plant and equipment, lease terminations, employee-related costs and other exit costs. These actions are expected to result in the net workforce reduction of approximately 225 salaried and hourly employees, the elimination of approximately 224,000 square feet of facilities and the disposal of assets associated with the exited facilities. Shutdown expenses that occur in 2003 will be expensed in accordance with SFAS No. 146.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “Market Risk” section of Item 7.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are hereby attached to this document beginning on page 46.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 6, 2003, the Board of Directors of the Company adopted resolutions that formally dismissed Arthur Andersen LLP as its independent auditor and formally engaged Deloitte & Touche LLP as its new independent auditors. The Company filed a Current Report on Form 8-K/A with the SEC on February 4, 2003 disclosing the information required by this Item 9.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our current directors and executive officers and their ages as of March 14, 2003:

Name	Age	Principal Position(s)

Scott D. Rued	46	Chairman and Director
David S. Hoyte	55	President, Chief Executive Officer and Director
Mark S. Burgess	43	Chief Financial Officer
Charles M. Waldon	53	Chief Technical Officer
Juan Manuel Orbea	50	General Manager of Ansola
Dugald K. Campbell	56	Director
S.A. (“Tony”) Johnson	62	Director
Eric J. Rosen	41	Director
Karl F. Storrie	64	Director
John L. Thomson	51	Director

     Scott D. Rued has served as a Director of the Company since April 2001 and Chairman since March 11, 2003. Mr. Rued has been Chief Executive Officer and President of Hidden Creek Industries (“Hidden Creek”) since May 2001. From January 1994 through May 2001, he served as Executive Vice President and Chief Financial Officer of Hidden Creek and from June 1989 through 1993 was Vice President – Finance and Corporate Development of Hidden Creek. Mr. Rued is also a director of Tower Automotive, Inc., a leading designer and producer of structural components and assemblies for the global automotive market, and the Chairman of Dura Automotive Systems, Inc., a manufacturer of driver control systems, window systems and door systems for the global automotive industry.

     David S. Hoyte has served as President and Chief Executive Officer of the Company since February 7, 2001 and was elected a Director on February 22, 2001. From 1997 to October 2000, Mr. Hoyte served as President of Arvin Industries Ride & Motion Control Products. From 1996 to 1997, he served as Vice President and Chief Improvement Officer of Arvin Industries. From 1995 to 1996, Mr. Hoyte was employed at IBM Corporation as a Vice President. From 1992 through 1995, he was Executive Vice President, Operations of Frigidaire Company and from 1987 to 1992 served as Vice President of Cummins Engine Company.

     Mark S. Burgess has served as Executive Vice President and Chief Financial Officer of the Company since November 6, 2000. From 1999 through October 2000, Mr. Burgess was President of Trailmobile Canada Limited. From 1990 through 1999, he served as Vice President and Chief Financial Officer of Trailmobile Corporation. From 1985 to 1990, Mr. Burgess was a Vice President at Chase Manhattan Bank.

     Charles M. Waldon was named Executive Vice President and Chief Technical Officer of the Company on February 7, 2001. From April 1996 to February 2001, he served as President, Chief Executive Officer of the Company. Mr. Waldon joined J.L. French in 1983 and became Executive Vice President – Manufacturing in 1987. Prior to joining the Company, Mr. Waldon was employed for 16 years by GM in its aluminum die casting operation in Bedford, Indiana.

     Juan Manuel Orbea has served as the General Manager of Ansola since 1977. From 1993 until 1998, Mr. Orbea served as Chairman of the Spanish Technical Association for the Development of Pressure Casting.

     Dugald K. Campbell has served as a Director of the Company since May 1999. Mr. Campbell has also served as President, Chief Executive Officer and a Director of Tower Automotive, Inc. since December 1993. From 1991 to 1993, Mr. Campbell has served as a consultant to Hidden Creek. From 1988 to 1991, he served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1972 to 1988, Mr. Campbell held various executive, engineering and marketing positions with Allied Automotive, a manufacturer of vehicle systems and components and a subsidiary of AlliedSignal, Inc.

     S.A. (“Tony”) Johnson has served as a Director of the Company since the April 1999 recapitalization. He also served as Chairman from the April 1999 recapitalization through March 11, 2003. Mr. Johnson has been the Chairman of Hidden Creek since May 2001. From 1989 to May 2001, he was Chief Executive Officer and President of Hidden Creek. Mr. Johnson is also a General Partner of J2R Partners III. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Mr. Johnson served as Chairman and a Director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 to August 1995. Mr. Johnson is also Chairman and director of Tower Automotive, Inc. and a director of Dura Automotive Systems, Inc.

     Eric J. Rosen has served as a Director of the Company since the April 1999 recapitalization. Mr. Rosen is Managing Director of Onex Investment Corp., a diversified industrial corporation and an affiliate of Onex, and served as a Vice President of Onex Investment Corp. from 1989 to February 1994. Prior thereto, Mr. Rosen was employed in the merchant banking group at Kidder, Peabody & Co. Incorporated from 1987 to 1989. Mr. Rosen is also a director of Dura Automotive Systems, Inc., and DRS Technologies, Inc.

     Karl F. Storrie has served as a Director of the Company since May 1999. Mr. Storrie served as President and Chief Executive Officer of Dura Automotive Systems, Inc. from March 1991 until January 2003. Prior to joining Dura Automotive Systems, Inc. and from 1986, Mr. Storrie was Group President of a number of aerospace manufacturing companies owned by Coltec Industries, a multi-divisional public corporation. From 1981 to 1986 and prior to becoming a Group President, Mr. Storrie was a Division President of two aerospace design and manufacturing companies for Coltec Industries. During his thirty-five year career, Mr. Storrie has held a variety of positions in technical and operations management. Mr. Storrie is also a director of Dura Automotive Systems, Inc. and Argo-Tech Corporation, a manufacturer of aircraft fuel, boost and transfer pumps.

     John L. Thomson has served as a Director of the Company since November 2000. Mr. Thomson is a General Partner of Norwest Equity Partners, a private equity firm. Prior to joining Norwest Equity Partners in 1984, Mr. Thomson was with Norwest Bank for 10 years, as an active leader in the management buyout marketplace.

     Each director is elected to serve until the next annual meeting of stockholders or until a successor is duly elected and qualified. Our executive officers are duly elected by the board to serve until their respective successors are elected and qualified. There are no family relationships between any of our directors or executive officers. Directors are elected pursuant to the terms of an investor stockholders agreement. See “Certain Relationships and Related Transactions – Investor Stockholders Agreement.”

     Our directors are currently not entitled to receive any compensation for serving on the board. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

ITEM 11.        EXECUTIVE COMPENSATION

     The following table sets forth compensation information for 2002, 2001 and 2000 for our chief executive officer and the four other executive officers who were the most highly compensated executive officers for that year (“Named Executive Officers”).

Summary Compensation Table

	Annual Compensation

				Other Annual	All Other
		Salary	Bonus	Compensation	Compensation
Name and Principal Position		($) (5)	($) (5)	($) (6)	($) (7)

David S. Hoyte	2002	$419,711	$167,918	$4,541	$41,716
President, Chief Executive Officer(1)	2001	328,846	371,000	—	152,924
	2000	—	—	—	—
Mark S. Burgess	2002	357,500	141,530	3,917	81,753
Executive Vice President, Chief Financial	2001	325,000	73,125	—	9,524
Officer(2)	2000	43,561	100,000	—	—
Charles M. Waldon	2002	356,730	115,238	4,828	4,232
Executive Vice President, Chief	2001	350,000	78,750	2,080	2,889
Technical Officer(3)	2000	350,000	—	2,286	2,080
William J. Miller	2002	244,423	64,172	2,985	6,000
Managing Director of Wisconsin Operations(4)	2001	46,538	40,000	—	1,269
	2000	—	—	—	—
Steven Moore	2002	190,024	69,436	2,080	4,494
Managing Director of Michigan	2001	180,000	36,600	—	—
Operations	2000	160,000	—	—	—

(1)	Mr. Hoyte was appointed president and chief executive officer on February 7, 2001.

(2)	Mr. Burgess was appointed executive vice president and chief financial officer on November 6, 2000.

(3)	Mr. Waldon served as president and chief executive officer through February 7, 2001.

(4)	Mr. Miller was appointed managing director of Wisconsin operations on January 30, 2002.

(5)	Includes amounts deferred by employees under our 401(k) employee savings plan.

(6)	The amounts disclosed in this column include amounts contributed to our 401(k) employees savings plan and profit sharing plan and dollar value of premiums we paid for term life insurance on behalf of the Named Executive Officers.

(7)	Includes the value of personal benefits and prerequisites, and relocation expenses.

Option Grants in Last Fiscal Year

     We did not grant any options during our last completed fiscal year.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     Our Named Executive Officers did not exercise any options during our last fiscal year and did not hold any unexercised options as of December 31, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Our authorized capital stock consists of eleven classes of common stock designated as class A common stock, class A-1 common stock, class A-2 common stock, class B common stock, class C common stock, class D-1 common stock, class D-2 common stock, class E common stock, class P common stock, class Q-1 common stock and class Q-2 common stock. As of December 31, 2002, we had the following shares issued and outstanding (in each case, rounded to the nearest share): 11,554 shares of class A common stock, 7,124 shares of class A-1 common stock, 20,660 shares of class B common stock, 5,165 shares of class C common stock, 7,054 shares of class D-1 common stock, 7,314 shares of class D-2 common stock, 3,592 shares of class E common stock, 14,248 shares of class P common stock, 65,118,328 shares of class Q-1 common stock and 11,592,672 shares of class Q-2 common stock. The outstanding classes of common stock generally differ with respect to dividend, liquidation preference and voting rights. The holders of each of the outstanding classes of common stock are entitled to receive distributions, whether as a dividend, liquidating distribution or otherwise and whether in cash, property or securities, based on the relative priority of, and the aggregate number of shares of such class outstanding as a percentage of the total number of shares of common stock outstanding. These distributions will be allocated between the various classes as set forth in our certificate of incorporation. Each outstanding share of common stock (other than shares of class D-2 common stock, class P common stock and class Q-2 common stock, which are non-voting) is entitled to one vote on all matters submitted to a vote of stockholders. Except as otherwise required by our certificate of incorporation or applicable law, all classes of voting common stock (other than the class D-2 common stock, the class P common stock and the class Q-2 common stock) vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.

     The table below sets forth certain information regarding the equity ownership of the Company as of March 14, 2003 by: (1) each person or entity known by the Company to beneficially own five percent or more of a class of our voting common stock, (2) each director and Named Executive Officer and (3) all of the Company’s directors and executive officers as a group. Unless otherwise stated, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. Beneficial ownership of the common stock listed in he table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

				Percent of
		Number of	Percent of	Voting
Directors, Officers and 5% Stockholders	Class	Shares	Class	Power(1)

Onex Corporation(2)(3)(4)(5)	Class A	24	*	(3)
	Class B	18,626	90%	*
	Class P	6,251	44%	(14)
	Class Q-1	42,779,050	66%	65.6%
J2R Partners III(6)	Class C	5,165	100%	(3)
	Class E	3,592	100%	(3)
Windward Entities(7)	Class A	6,093	53%	*
	Class P	1,635	12%	(14)
The Northwestern Mutual Life Insurance Company(8)	Class D-1	4,876	69%	(3)
	Class P	1,636	12%	(14)
Robert W. Baird & Co. Entities(9)	Class D-1	1,950	28%	(3)
	Class P	654	5%	(14)
Norwest Equity Capital, L.L.C.(10)	Class D-2	4,388	60%	(14)
	Class P	1,472	10%	(14)
BancAmerica Capital Investors II, L.P.(11)	Class D-2	2,926	40%	(14)
	Class P	981	7%	(14)
Tower Automotive, Inc.(12)	Class A	2,578	22%	(3)
	Class A-1	7,124	100%	*
	Class P	692	5%	(14)
S.A. Johnson(12)(13)	Class C	5,165	100%	(3)
	Class E	3,592	100%	(3)
	Class P	173	1%	(14)
Charles M. Waldon(3)	Class A	757	7%	(3)
David S. Hoyte	—	—	—	—
Mark S. Burgess	—	—	—	—
Dugald K. Campbell(13)	Class A	112	*	(3)
	Class C	5,165	100%	(3)
	Class E	3,592	100%	(3)
John L. Thomson(14)(15)	Class D-2	4,388	60%	(14)
	Class P	1,472	10%	(14)
Scott D. Rued(15)	Class C	5,165	100%	(3)
	Class E	3,592	100%	(3)
	Class P	45	*	(14)
Eric J. Rosen(2)	Class Q-1	62,059	*	*
Karl F. Storrie(15)	Class C	5,165	100%	(3)
	Class E	3,592	100%	(3)
JLF/AR– I LLC(17)	Class Q-1	17,403,537	27%	26.7%
	Class Q-2	11,592,672	100%	(14)
Christopher A. Govan(18)	Class B	1,220	6%	*
	Class P	411	3%	(14)
All directors and officers as a group (9 persons)	All	84,281	—	*

*	Denotes less than one percent.

(1)	Except as otherwise required by our certificate of incorporation or applicable law, all classes of voting common stock vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.

(2)	Onex Corporation (“Onex”) has shared voting power over 65,156,668 shares of common stock (see footnote (3)). Mr. Rosen, a Director of French, is Managing Director of Onex Investment Corp., a wholly owned subsidiary of Onex. The address for Onex and Mr. Rosen is c/o Onex Investment Corp., 712 Fifth Avenue, 40th Floor, New York, New York 10019.

(3)	Onex, J2R Partners III, The Northwestern Mutual Life Insurance Company, Robert W. Baird & Co. Entities (as defined below), JLF/AR-I LLC, Messrs. Johnson, Waldon and Rued and all of French’s other existing stockholders (other than the Windward Entities (as defined below)) have entered into a stockholders agreement pursuant to which such stockholders agreed to vote their shares of common stock in the same manner as Onex votes its shares on the election of directors and, with the exception of Northwestern Mutual Life, on all other matters presented to French’s stockholders for a vote and, to the extent permitted by law, granted to Onex a proxy to effectuate such agreement. As a result, Onex has voting control of approximately 99% of the Company’s common stock.

(4)	Class B includes 18,429 shares owned by Onex and 197 shares owned by J.L. French Partners, LP, a partnership controlled by Onex. Class P includes 6,174 shares owned by Onex and 77 shares owned by J.L. French Partners, LP. The address for J.L. French Partners, LP is 421 Leader Street, Marion, OH 43302.

(5)	Includes 42,779,050 shares of Class Q-1 common stock owned by Onex American Holdings II LLC (“OAH II”), a wholly owned subsidiary of Onex Corporation. The address for OAH II is 421 Leader Street, Marion, Ohio 43302.

(6)	The general partners of J2R Partners III are S.A. Johnson, Dugald K. Campbell, Karl F. Storrie, Scott D. Rued, Carl E. Nelson, David J. Huls, Mary L. Johnson, Judith A. Vijums and Daniel F. Moorse. The address for J2R Partners III is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.

(7)	Includes 477 shares of class A common stock and 128 shares of class P common stock owned by Windward/Metropolitan, L.L.C. and 5,616 shares of class A common stock and 1,507 shares of class P common stock held by Windward/Park WACI, L.L.C. (collectively, the “Windward Entities”). The Windward Entities, due to their common control, may be deemed to beneficially own each other’s shares, but each disclaims such beneficial ownership. The address for each of the Windward Entities is c/o Windward Capital Partners, L.P., 1177 Avenues of the Americas, 42nd Floor, New York, New York 10036.

(8)	The address for Northwestern Mutual Life is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. NML indirectly owns 58% of the outstanding capital stock of Robert W. Baird & Co. Incorporated.

(9)	Shares of class D-1 common stock and class P common stock are owned by the following Robert W. Baird & Co. Entities:

	Class D-1	Class P
	Common Stock	Common Stock

Robert W. Baird & Co.	583	—
BCP II Affiliates Fund L.P.	301	43
BCP II L.P.	934	135
BCP III Affiliates Fund L.P.	20	71
BCP III Special Affiliates L.P.	14	50
BCP III L.P.	98	355

	1,950	654

Collectively, the Robert W. Baird & Co. Entities, due to their common control, may be deemed to beneficially own each other’s shares, but each disclaims such beneficial ownership. The address for the Robert W. Baird & Co. Entities is c/o Robert W. Baird & Co., 277 W. Monroe St., Suite 2100, Chicago, Illinois 60606.

(10)	Norwest Equity Capital, L.L.C. is an affiliate of Norwest Equity Partners. The address for Norwest Equity Capital, L.L.C. is 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.

(11)	The address for BancAmerica Capital Investors II, L.P. is 231 South LaSalle Street, 19th Floor, Chicago, Illinois 60697.

(12)	The address for Tower is 5211 Cascade Road S.E., Suite 300, Grand Rapids, Michigan 49546. Messrs. Campbell, Johnson and Rued are members of the board of directors of Tower. Each of Messrs. Campbell, Johnson and Rued disclaims beneficial ownership of the shares owned by Tower.

(13)	Includes 5,165 shares of class C common stock and 3,592 shares of class E common stock owned by J2R Partners III, of which Mr. Johnson is a general partner and 173 shares of class P common stock owned by Mr. Johnson. The address for Mr. Johnson is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.

(14)	Includes 4,388 shares of class D-2 common stock and 1,472 shares of class P common stock owned by Norwest Equity Capital, L.L.C., an affiliate of Norwest Equity Partners, of which Mr. Thomson is a General Partner. The address for Mr. Thomson is c/o Norwest Equity Partners, 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.

(15)	Includes 5,165 shares of class C common stock and 3,592 shares of class E common stock owned by J2R Partners III, of which Messrs. Rued, Campbell and Storrie are general partners. Each of Messrs. Rued, Campbell and Storrie disclaims beneficial ownership of the shares owned by J2R Partners III. The address of each of them is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.

(16)	Class D-2, class P,and class Q-2 common stock are non-voting.

(17)	JLF/AR-I LLC is a limited liability company whose members are OMI Partnership Holdings Ltd., a wholly owned subsidiary of Onex, the Baird entities, Hidden Creek Industries, Northwestern Mutual Life Insurance Company, Norwest Equity Capital, L.L.C., BancAmerica Capital Investors II, L.P. and S.A. Johnson. The address for JLF/AR-I LLC is c/o Hidden Creek Industries, 4508 IDS Center, Minneapolis, MN 55402.

(18)	Christopher A. Govan is Managing Director-Taxation of Onex. The address for Mr. Govan is 161 Bay Street, P.O. Box 700, Toronto, Ontario, Canada M5J 251.

Equity Compensation Plans

     The Company currently does not maintain any equity compensation plans.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor Stockholders Agreement

     In connection with the April 1999 recapitalization, French and each of its stockholders entered into an investor stockholders agreement, dated as of April 21, 1999. Tower Automotive and Onex Advisor LLC and the other employees and affiliates of Onex who purchased shares of the Company’s class A common stock in connection with French’s financing of the acquisition of Nelson became parties to this stockholders agreement by executing joinder and rights agreements dated as of October 15, 1999. The stockholders agreement provides that the Company’s board of directors will be established at seven directors and will be comprised of: (1) three representatives designated by J2R, two of whom shall be S.A. Johnson and Scott D. Rued, (2) two representatives designated by Onex, which representatives shall be Eric J. Rosen and David S. Hoyte, (3) one representative designated by Windward, which shall be Gary L. Swenson and (4) one representative designated by Northwestern Mutual Life, which shall be A. Kipp Koester. In 2002, Mr. Swenson and Mr. Koester resigned from the board. Windward and Northwestern Mutual Life have not yet designated replacement directors. The parties to the stockholders agreement subsequently voted to increase the size of the Company’s board of directors to up to eleven directors and have appointed Karl F. Storrie and Dugald K. Campbell to the board. In addition, each party to the stockholders agreement has agreed to consent to a sale of French if such sale is approved by our board of directors.

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

Registration Agreement

     In connection with the April 1999 recapitalization, each of our stockholders entered into a registration agreement. Tower Automotive and Onex Advisor LLC and the other employees and affiliates of Onex who purchased shares of our class A common stock in connection with the financing of the acquisition of Nelson became parties to this registration agreement by executing joinder and rights agreements dated as of October 15, 1999. Pursuant to the registration agreement, the holders of a majority of (1) the shares of class B common stock issued pursuant to the recapitalization, or issued or issuable in respect of such securities, and (2) any other shares of common stock held by persons holding any of the foregoing may request, at any time, up to five registrations of all or any part of their common stock on Form S-1 or any similar ling-form registration statement or, if available, an unlimited number of registrations on Form S-2 or S-3 or any similar short-form registration statement, each at the Company’s expense. At present, ONEX AH LLC owns all of the outstanding class B common stock. In the event that the holders of these securities make such a demand registration request, all other parties to the registration agreement will be entitled to participate in such registration. In the event that none of these securities are outstanding, the holders of a majority of (1) the common stock issued pursuant to the recapitalization, or issued or issuable with respect thereto, and (2) any common stock held by persons holding any of the foregoing will be entitled to exercise these demand registration rights. The registration agreement also grants to the parties thereto piggyback registration rights with respect to all other registrations by us and we will pay all expenses related to such piggyback registrations.

Management Stockholders Agreement

     On July 16, 1999, the Company, Onex and members management who own shares of the Company’s common stock, including Mr. Waldon entered into a management stockholders agreement. In July 1999 and December 1999, the Company sold 2,138 shares of French’s class A common stock to its managers, representing approximately 4.0% of its outstanding common stock. The amount of management stock held by each of the Company’s executive officers is as set forth in “Security Ownership of Certain Beneficial Owners and Management.” Each management stockholder purchased such stock at a price of $4,212 per share, which is the per share amount paid by the equity investors in connection with the recapitalization. The agreement permits the management stockholders to borrow up to half of the purchase price of their stock being pledged to secure repayment of the loan.

     Pursuant to this agreement, each management stockholder granted a right of first refusal to the Company, and, if the Company does not exercise such right, to Onex, to purchase such management stockholder’s stock. In the event neither French nor Onex exercises their rights of first refusal, at any time after the Company has become a public company, a management stockholder desiring to sell his stock may sell up to 5% of his stock in the public market during any 90-day period, up to a maximum of one-third of the stock acquired by the management stockholder prior to such date.

     The Company, Onex and each of the management stockholders have agreed that either the Company or Onex will purchase at book value, and each management stockholder will sell, the stock held by such management stockholder in the event such management stockholder’s employment is terminated for any reason at any time prior to French’s initial public offering. After such time as the Company becomes a public company, a management stockholder may sell his stock in the public market, provided that, in the event the management stockholder’s employment terminates due to: (1) retirement, he can sell his stock so long as he does not sell more than 75% of his stock during the year following his termination; (2) his death or disability, he may sell without restriction; and (3) in all other cases, he can sell his stock so long as he does not sell more than half in the year following his termination.

     The agreement further provides that, in the event the Company’s board of directors approves a sale of the Company, French has a right to require each management stockholder to sell such management stockholder’s stock to the proposed purchaser. In addition, in the event the Company effects a public offering, French has agreed to include each management stockholder’s stock in such offering, provided that each management stockholder may not register a greater proportion of his stock than the proportion of Onex’s stock being registered by Onex in such offering.

     The terms of the agreement govern all common stock owned or later acquired by the management stockholders other than any stock purchased in the open market at any time after the Company has consummated an initial public offering.

Management Agreement with Hidden Creek

     Pursuant to the terms of a management agreement dated as of April 21, 1999, Hidden Creek has agreed to provide strategic direction and management financial and administrative services to French. In exchange for such services, the Company has contracted to pay Hidden Creek an annual management fee in the amount of $500,000. This management agreement is for an initial term of five years, but may be canceled by Hidden Creek upon 30 days notice. The agreement is automatically renewable after five years on a year-to-year basis unless the Company gives Hidden Creek 30 days notice of its intent to terminate the agreement. The agreement will terminate in any event upon a sale of French. The Company was charged by Hidden Creek approximately $2.4 million in 2002 for services rendered for the refinancing of our debt 2002.

Transactions with Significant Stockholders

     In October 2002, JLF/AR-I LLC purchased trade accounts receivable from the Company. JLF/AR-I LLC is a limited liability company whose members include OMI Partnership Holdings Ltd., a wholly owned subsidiary of Onex, the Baird Entities, Hidden Creek, Northwestern Mutual Life Insurance Company, Norwest Equity Capital, L.L.C., BancAmerica Capital Investors II L.P. and S. A. Johnson. The total discount for all trade receivables purchased was approximately $15,000. The maximum amount purchased was approximately $4.2 million. All amounts were collected by the partnership by October 25, 2002.

     In December 2002, the Company issued approximately $9.9 million of the secured second lien term loan to JLF/AR-I LLC. In addition, the Company issued 65,118,328 shares of Class Q-1 and 11,592,672 shares of Class Q-2 common stock to JLF/AR-I LLC for consideration of $1.0 million.

ITEM 14.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the Company were adequate to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the Company’s principal executive officer and principal financial officer believe the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, the Company intends to formalize and document the procedures already in place.

Changes in Internal Controls

     The Company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no correction action was taken.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report on Form 10-K

(1) Financial Statements:

- Report of Independent Public Accountants by Deloitte & Touche LLP for 2002

- Report of Independent Public Accountants by Arthur Andersen LLP for 2001

- Consolidated Balance Sheets as of December 31, 2002 and 2001

- Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

- Consolidated Statements of Stockholders’ Investment for the Years Ended December 31, 2002, 2001 and 2000

- Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

- Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

- Financial Statement Schedule II – Valuation and Qualifying Accounts

(3) Exhibits: See “Exhibit Index” beginning on page 40.

(b)	Reports on Form 8-K

On December 3, 2002 the Company filed a Current Report on Form 8-K related to the interest payment on the Company’s 11½% senior subordinated notes.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date: March 24, 2003	By/s/ S.D. Rued S.D. Rued, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Rued Scott D. Rued	Chairman and Director	March 24, 2003

/s/ David S. Hoyte David S. Hoyte	President, Chief Executive Officer (Principal Executive Officer) and Director	March 24, 2003

/s/ Dugald K. Campbell Dugald K. Campbell	Director	March 24, 2003

/s/ John L. Thomson John L. Thomson	Director	March 24, 2003

/s/ S.A. Johnson S.A. Johnson	Director	March 24, 2003

/s/ Eric J. Rosen Eric J. Rosen	Director	March 24, 2003

/s/ Karl F. Storrie Karl F. Storrie	Director	March 24, 2003

/s/ Mark S. Burgess Mark S. Burgess	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2003

CERTIFICATIONS

I, David S. Hoyte, certify that:

1.     I have reviewed this annual report on Form 10-K of J.L. French Automotive Castings, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

     b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

/s/ David S. Hoyte David S. Hoyte Chief Executive Officer

I, Mark S. Burgess, certify that:

1.     I have reviewed this annual report on Form 10-K of J.L. French Automotive Castings, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

     c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

     b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

/s/ Mark S. Burgess

Mark S. Burgess Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH

REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

None

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For The Fiscal Year Ended December 31, 2002

Page Number in
Sequential
Numbering
of all Form 10-K
and Exhibit Pages

3.1	Amended Certificate of Incorporation of J.L. French Automotive Castings, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002 (the “June 2002 10-Q”).	*

3.2	By-laws of J.L. French Automotive Castings, Inc., incorporated by reference to Exhibit 3.2 of the S-4.	*

3.3	Restated Certificate of Incorporation of French Holdings, Inc., incorporated by reference to Exhibit 3.3 of the S-4.	*

3.4	Amended and Restated By-laws of French Holdings, Inc., incorporated by reference to Exhibit 3.4 of the S-4.	*

3.5	Articles of Incorporation of J.L. French Corporation, incorporated by reference to Exhibit 3.5 of the S-4.	*

3.6	By-laws of J.L. French Corporation, incorporated by reference to Exhibit 3.6 of the S-4.	*

3.7	Articles of Incorporation of Allotech International, Inc., incorporated by reference to Exhibit 3.7 of the S-4.	*

3.8	By-laws of Allotech International, Inc., incorporated by reference to Exhibit 3.8 of the S-4.	*

4.1	Indenture, dated May 28, 1999, by and among J.L. French Automotive Castings, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, incorporated by reference to Exhibit 4.1 of the S-4.	*

4.2	Registration Rights Agreement, dated May 28, 1999, by and among J.L. French Automotive Castings, Inc., the Subsidiary Guarantors and the Initial Purchasers, incorporated by reference to Exhibit 4.2 of the S-4.	*

10.1	Amended and Restated Credit Agreement, dated October 15, 1999, among J.L. French Automotive Castings, Inc., Automotive Components Investments Limited, Morris Ashby Limited, the several banks and other financial institutions from time to time parties to the agreement (the “Lenders”), Bank of America NT&SA, as syndication agent for the Lenders, Chase Manhattan International Limited, as administrative agent for the English Lenders, and the Chase Manhattan Bank, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of the S-4, as amended pursuant to the First Amendment dated as of November 27, 2000, incorporated by reference to Exhibit 10.1 of the December 2000 8-K.	*

10.2	Investor Stockholders Agreement, dated April 21, 1999, by and among J.L. French Automotive Castings, Inc., Onex American Holdings LLC, J2R Partners III and the stockholders listed on the signature pages thereto (the “Stockholders Agreement”), incorporated by reference to Exhibit 10.2 of the S-4.	*

10.3	Registration Agreement, dated April 21, 1999, by and among J.L. French Automotive Castings, Inc. and the investors listed on the signature pages thereto (the “Registration Agreement”), incorporated by reference to Exhibit 10.3 of the S-4.	*

10.4	Management Agreement, dated April 21, 1999, by and between J.L. French Automotive Castings, Inc. and Hidden Creek Industries, incorporated by reference to Exhibit 10.4 of the S-4.	*

10.5	Joinder and Rights Agreement, dated October 15, 1999, by and between J.L. French Automotive Castings, Inc., Onex Advisor LLC and each of the other persons listed on the signature pages thereto, relating to the Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.5 of the S-4.	*

10.6	Joinder and Rights Agreement, dated October 15, 1999, by and between J.L. French Automotive Castings, Inc. and Tower Automotive, Inc., relating to the Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.6 of the S-4.	*

10.7	Sublease Agreement, dated March 25, 1998, by and between J.L. French Corporation and American Bumper & Mfg. Co., incorporated by reference to Exhibit 10.7 of the S-4.	*

10.9**	Employment Agreement, dated April 30, 1998, by and between Fundiciones Viuda de Ansola S.A. and Juan Manuel Orbea, incorporated by reference to Exhibit 10.9 of the S-4.	*

10.10**	Employment Agreement, dated April 30, 1998, by and between Ansola Acquisition Corporation, S.R.L. and Juan Manuel Orbea, incorporated by reference to Exhibit 10.10 of the S-4.	*

10.11	Management Stockholders Agreement, dated July 16, 1999, by and between J.L. French Automotive Castings, Inc., Onex American Holdings LLC and the individuals named on Schedule I thereto, incorporated by reference to Exhibit 10.11 of the S-4.	*

10.12	Form of Stock Subscription Agreement by and between J.L. French Automotive Castings, Inc. and certain members of management purchasing common stock (including a schedule identifying Subscription Agreements executed by Charles M. Waldon, Paul A. Buckley, Thomas C. Dinolfo, Donald W. Porritt, Lowell E. Shoaf and Stephen R. Southern), incorporated by reference to Exhibit 10.12 of the S-4.	*

10.14	Stock Purchase Agreement, dated October 14, 1999, by and among J.L. French Automotive Castings, Inc., Onex American Holdings LLC, J2R Partners III and the persons set forth on Schedule A attached thereto, incorporated by reference to Exhibit 10.14 of the S-4.	*

10.15	Stock Purchase Agreement, dated May 24, 2000, by and among J.L. French Automotive Castings, Inc., J2R Partners III and the stockholders listed on the signature pages thereto.	*

10.16	Stock Purchase Agreement, dated November 30, 2000, by and among J.L. French Automotive Castings, Inc., Tower Automotive and the stockholders liste d on the signature pages thereto.	*

10.17	Second Amendment, dated as of July 15, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999, incorporated by reference to Exhibit 10.2 of the June 2002 10-Q.	*

10.18	Third Amendment, dated as of November 19, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999, incorporated by reference to Exhibit 10.3 of the June 2002 10-Q.	*

10.19	Fourth Amendment, dated as of November 22, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999, incorporated by reference to Exhibit 10.4 of the June 2000 10-Q.	*

10.20	Fifth Amendment, dated as of December 26, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999, incorporated by reference to Exhibit 10.5 of the June 2002 10-Q.	*

10.21	Securities Purchase Agreement, dated December 27, 2002, $96,410,256.41 19% Senior Secured Notes due December 31, 2007, incorporated by reference to Exhibit 10.6 of the June 2002 10-Q.	*

10.22	Amendment No. 3, dated December 27, 2002, to the Investor Stockholders Agreement dated April 21, 1999, incorporated by reference to Exhibit 10.7 of the June 2002 10-Q.	*

10.23	Amendment No. 2, dated December 27, 2002, to Registration Agreement and Joinder and Rights Agreement dated April 21, 1999, incorporated by reference to Exhibit 10.8 of the June 2002 10-Q.	*

18.1	Letter from independent public accountant related to change in application of accounting principle, filed herewith.	81

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	82

99.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	83

*	Incorporated by reference.

**	Indicates compensatory arrangement.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
J.L. French Automotive Castings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of J.L. French Automotive Castings, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the addition of the transitional disclosures discussed in Note 3, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of J.L. French Automotive Castings, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The “Schedule II: Valuation and Qualifying Accounts” is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. This schedule is the responsibility of the Company’s management. Such schedule for 2002 has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic 2002 consolidated financial statements taken as a whole. Such schedule for 2001 and 2000 was subjected to auditing procedures by other auditors who have ceased operations. Those auditors stated, in their report dated February 6, 2002, that such schedule for 2001 and 2000 is fairly stated in all material respects when considered in relation to the basic consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, taken as a whole.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 3, those consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the transitional disclosures in Note 3 for 2001 and 2000 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted consolidated net income to reported consolidated net income. In our opinion, the transitional disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Deloitte & Touche LLP

Minneapolis, Minnesota
February 14, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes:

(ii)	reclassifications to conform to our fiscal 2002 financial statement presentation and

(ii)	additional disclosure to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

Report of independent public accountants

To J. L. French Automotive Castings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of J. L. French Automotive Castings, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ investment and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
February 6, 2002

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31

(in thousands, except share and per share amounts)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,337	$1,055
Accounts receivable, less allowance for doubtful accounts of $1,777 and $2,081	49,574	43,713
Inventories	35,357	31,097
Other current assets	13,437	17,479

Total current assets	101,705	93,344
PROPERTY, PLANT AND EQUIPMENT, NET	250,969	275,142
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $15,438 AND $28,958	95,171	292,157
OTHER INTANGIBLES AND OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $8,047 AND $5,496	17,094	40,266

	$464,939	$700,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$56,187	$61,678
Accrued liabilities	31,107	33,167
Current portion of long-term debt	12,342	47,306

Total current liabilities	99,636	142,151
LONG-TERM DEBT, NET OF CURRENT PORTION	398,221	328,935
SUBORDINATED NOTES	175,000	175,000
OTHER NONCURRENT LIABILITIES	26,593	21,519

Total liabilities	699,450	667,605
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
COMMON STOCK, CLASS P non-voting; par value $0.01; 20,000 shares authorized; 14,248 and 14,248 shares issued and outstanding, mandatorily redeemable	60,000	60,000
STOCKHOLDERS’ DEFICIT:
Common stock, Class A; par value $0.01; 20,000 shares Authorized; 11,554 and 12,408 shares issued and outstanding	—	—
Common stock, Class A-1; par value $0.01; 10,000 shares Authorized; 7,124 and 7,124 shares issued and outstanding	—	—
Common stock, Class A-2; par value $0.01; 5,000 shares Authorized; 0 shares issued and outstanding	—	—
Common stock, Class B; par value $0.01; 30,000 shares Authorized; 20,660 and 20,660 shares issued and outstanding	—	—
Common stock, Class C; par value $0.01; 6,000 shares authorized; 5,165 and 5,165 shares issued and outstanding	—	—
Common stock, Class D-1; par value $0.01; 15,000 shares authorized; 7,054 and 7,054 shares issued and outstanding	—	—
Common stock, Class D-2 non-voting; par value $0.01; 7,500 shares Authorized; 7,314 and 7,314 shares issued and outstanding	—	—
Common stock, Class E; par value $0.01; 4,000 shares authorized; 3,592 and 3,592 shares issued and outstanding	—	—
Common stock, Class Q-1; par value $0.01; 97,845,000 shares authorized; 65,118,328 and 0 shares issued and outstanding	—	—
Common stock, Class Q-2 non-voting; par value $0.01; 12,000,000 shares authorized 11,592,672 and 0 shares issued and outstanding	—	—
Additional paid-in capital	87,538	90,476
Accumulated deficit	(371,333)	(106,295)
Accumulated other comprehensive loss	(10,716)	(10,877)

Total stockholders’ deficit	(294,511)	(26,696)

	$464,939	$700,909

The accompanying notes are an integral part of these consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,

	2002	2001	2000

Sales	$550,447	$505,709	$557,002
Cost of sales	467,437	414,310	470,647

Gross profit	83,010	91,399	86,355
Selling, general and administrative expenses	27,954	27,413	25,544
Restructuring charge (Note 12)	21,308	—	—
Amortization of intangible assets	57	14,735	11,289

Operating income	33,691	49,251	49,522
Interest expense	51,147	53,618	62,538

Loss before income taxes and cumulative effect of change in accounting principle and extraordinary loss	(17,456)	(4,367)	(13,016)
Income tax provision (benefit)	38,528	2,555	(3,542)

Loss before cumulative effect of change in accounting principle and extraordinary loss	(55,984)	(6,922)	(9,474)
Cumulative effect of change in accounting principle – goodwill impairment (Note 3)	202,622	—	—
Extraordinary loss on early retirement of debt (Note 4)	13,507	—	—

Net loss	$(272,113)	$(6,922)	$(9,474)

The accompanying notes are an integral part of these consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated
	Common Stock (Note 2)		Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

BALANCE, December 31, 1999	52,834	$—	$42,589	$(82,824)	$(1,358)	$(41,593)
Comprehensive loss -
Net loss	—	—	—	(9,474)
Foreign currency translation adjustment	—	—	—	—	(4,302)
Total comprehensive loss						(13,776)
Employee stock offering, net of subscriptions receivable (Note 2)	86	—	360	—	—	360
Issuance of common stock	11,315	—	47,886	—	—	47,886
Repurchase of common stock, net of loan payments	(50)	—	(146)	—	—	(146)
Dividends on Class A-1 and Class P stock	—	—	188	(588)	—	(400)

BALANCE, December 31, 2000	64,185	—	90,877	(92,886)	(5,660)	(7,669)
Comprehensive loss -
Net loss	—	—	—	(6,922)
Initial effect of adoption of SFAS No. 133, net of tax	—	—	—	—	(1,223)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(864)
Foreign currency translation adjustment	—	—	—	—	(2,356)
Minimum pension liability, net of tax	—	—	—	—	(774)
Total comprehensive loss						(12,139)
Repurchase of common stock, net of loan repayments	(868)	—	(2,212)	—	—	(2,212)
Dividends on Class A-1 and Class P stock (Note 2)	—	—	1,687	(6,487)	—	(4,800)
Collection of common stock subscription receivables	—	—	124	—	—	124

BALANCE, December 31, 2001	63,317	—	90,476	(106,295)	(10,877)	(26,696)
Comprehensive loss -
Net loss	—	—	—	(272,113)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	1,464
Foreign currency translation adjustment	—	—	—	—	6,007
Minimum pension liability, net of tax	—	—	—	—	(7,310)
Total comprehensive loss						(271,952)
Repurchase of common stock	(854)	—	(2,676)	—	—	(2,676)
Issuance of common stock	76,711,000		1,000	—	—	1,000
Issuance of warrants	—		50	—	—	50
Dividends on Class A-1 and Class P stock	—	—	—	(4,800)	—	(4,800)
Reversal of dividends on Class A-1 and Class P stock (Note 2)	—	—	(1,875)	11,875	—	10,000
Collection of common stock subscription receivables	—	—	563	—	—	563

BALANCE, December 31, 2002	76,773,463	$—	$87,538	$(371,333)	$(10,716)	$(294,511)

The accompanying notes are an integral part of these consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(272,113)	$(6,922)	$(9,474)
Adjustments to reconcile net loss to net cash
Provided by operating activities-Cumulative effect of change in accounting principle – goodwill impairment	202,622	—	—
Extraordinary loss on early retirement of debt	13,507	—	—
Restructuring charge	21,308	—	—
Depreciation and amortization	46,228	56,847	48,439
Deferred income taxes	38,047	5,971	(355)
Change in other operating items:
Accounts receivable	(560)	33,738	3,160
Inventories	(3,388)	9,151	(4,200)
Other assets	(9,139)	(14,156)	(289)
Accounts payable and accrued liabilities	(23,884)	(47,574)	12,269

Net cash provided by operating activities	12,628	37,055	49,550

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(5,614)
Capital expenditures	(29,067)	(37,215)	(102,948)

Net cash used for investing activities	(29,067)	(37,215)	(108,562)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	58,213	30,216	138,058
Repayments of revolving credit facilities	(58,996)	(21,740)	(142,766)
Long-term borrowings	229,366	8,996	19,967
Repayment of long-term borrowings	(205,551)	(19,270)	(29,216)
Debt issuance costs	(3,431)	—	(1,287)
Borrowings under receivables financing	8,287	—	—
Repayment of receivables financing	(8,287)	—	—
Proceeds from sale of common stock and warrants	1,050	—	77,740
Repurchase of common stock, net of subscription receivable collections	(2,113)	(2,088)	—

Net cash provided by (used for) financing activities	18,538	(3,886)	62,496

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	183	(952)	(2,331)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,282	(4,998)	1,153
CASH AND CASH EQUIVALENTS, beginning of period	1,055	6,053	4,900

CASH AND CASH EQUIVALENTS, end of period	$3,337	$1,055	$6,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for-
Interest	$49,641	$55,326	$64,168

Income taxes, net of refunds received	$(2,465)	$454	$2,149

NON-CASH FINANCING TRANSACTION:
Conversion of convertible subordinated notes into Class A-1 common stock	$—	$—	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation:

J. L. French Automotive Castings, Inc. (the Company) is an international designer and manufacturer of aluminum die cast components and assemblies for the global automotive industry. The Company’s primary operating subsidiaries are J. L. French Corporation (Sheboygan), Allotech International (Allotech), Nelson Metal Products Corporation (Nelson), Shoreline Industries, Inc. (JLF Benton Harbor), J. L. French U.K. Ltd., formerly known as Morris Ashby Ltd. (JLF UK), Fundiciones Viuda de Ansola, S.A. (Ansola), and J. L. French S. de R.L. de C.V. (JLF Mexico), all of which are wholly-owned. The Company has manufacturing facilities located in Kentucky, Michigan, Wisconsin, Mexico, Spain and the United Kingdom.

The Company has a substantial amount of leverage. As of December 31, 2002, outstanding indebtedness was approximately $585.6 million. In addition, cash interest expense will approximate $56.8 million in 2003. However, the December 27, 2002 financing transactions (see Note 4) eliminated all scheduled senior debt principal repayments until 2006. As of December 31, 2002, we had borrowing availability under our revolving credit facility and cash on hand of approximately $37.8 million. Management believes that cash generated from operations together with available borrowings under our senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures for the foreseeable future. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in either our business or the automotive market in general. There can be no assurances, however, that these assumed events will occur. For example, the general slowdown in the U.S. economy that resulted in lower automotive and light truck production during 2001 had a negative impact on our operations.

2. Common Stock:

The Company has 11 classes of common stock authorized and 10 classes outstanding. Each share of common stock is entitled to one vote, except classes D-2, P and Q-2, which are non-voting. Following is a summary of common stock transactions for the period from December 31, 1999 through December 31, 2002.

	Number of Shares

	Class	Class	Class	Class	Class	Class	Class	Class
	A	A-1	D-1	D-2	E	P	Q-1	Q-2

Shares outstanding, December 31, 1999	10,249	—	6,590	6,817	3,352	—		—
Repurchase of common stock	(50)	—	—	—	—	—	—	—
Sale of common stock	3,077	7,124	464	497	240	14,248

Shares outstanding, December 31, 2000	13,276	7,124	7,054	7,314	3,592	14,248
Repurchase of common stock	(868)	—	—	—	—	—	—	—

Shares outstanding, December 31, 2001	12,408	7,124	7,054	7,314	3,592	14,248
Repurchase of common stock	(854)	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	65,118,328	11,592,672

Shares outstanding, December 31, 2002	11,554	7,124	7,054	7,314	3,592	14,248	65,118,328	11,592,672

There were no Class A-2, Class B or Class C transactions for the period December 31, 1999 through December 31, 2002.

On May 24, 2000, certain stockholders acquired 3,077 shares of Class A common stock, 464 shares of Class D-1 common stock, 497 shares of Class D-2 common stock and 240 shares of Class E stock. Total consideration to the Company was approximately $17.9 million.

On November 30, 2000, certain stockholders acquired 14,248 shares of nonvoting Class P common stock for total consideration to the Company of $60 million. Prior to the issuance of Class Q-1 and Q-2 shares discussed below, the Class P common stock accrued dividends at an annual rate of 8% and the dividends were to be paid in cash at the time of redemption of the Class P common stock.

Concurrent with the November 30, 2000 transaction described above, the holder of the Company’s 7½% Convertible Subordinated Note exchanged the note for 7,124 shares of Class A-1 common stock. Prior to the issuance of class Q-1 and Q-2 shares discussed below, the Class A-1 common stock accrued pay-in-kind dividends at an annual rate of 7½%. The dividends were to be paid in kind, at the sole election of the holder, in either (i) shares of Class A-2 common stock equal to the amount of the dividend to be paid divided by $4,211 or (ii) shares of Class A common stock equal to the amount of the dividend to be paid divided by $5,896.75.

In December 2002, the Company’s stockholders authorized an amendment to the Company’s Articles of Incorporation to provide for the issuance of up to 97.8 million shares of Class Q-1 and 12.0 million of Class Q-2 common shares. On December 27, 2002, the Company issued 65.1 million shares of Class Q-1 and 11.6 million shares of Class Q-2 common stock for proceeds of $1.0 million. The Class Q-1 and Class Q-2 shares are entitled to 99.9% of all future equity distributions, as defined in the amended Articles of Incorporation.

In connection with the issuance of the secured second lien term loan (see Note 4) also in December 2002, the Company issued warrants to the lenders to acquire 4,041,000 shares of Class Q-1 common stock. The warrants have an exercise price of $.01 per share and are exercisable at the option of the holder anytime before their expiration in December 2009. The Company assigned a value of $50,000 to the warrants at the time of the issuance, which represents fair value. The holders of the warrants may put them to the Company at the earlier of December 31, 2007, a sale of the Company or a change of control, as defined. The purchase price will be the fair value of the underlying common stock as determined by the Company’s board of directors at the time such event occurs. At anytime after December 31, 2008, the Company may repurchase the warrants. The repurchase price will be the fair value of the underlying common stock as determined by the Company’s board of directors at that time. The warrants will be accreted in the future to their fair value through a charge to retained earnings.

As a result of the issuance of the Class Q-1 and Q-2 shares and amendment to the Company’s Articles of Incorporation in December 2002, the Company concluded that the Class P and Class A-1 shares and related dividends had no value. Accordingly, the Company credited to retained earnings the accrued Class P dividends of $10.0 million and the accrued Class A-1 dividends of $1.9 million.

3. Significant Accounting Policies:

Principles of Consolidation and Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133” and by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company entered into an interest rate swap agreement during 2000 with a bank, having a notional amount of $75 million, to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changes the Company’s interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 6.6% amended swap. The Company is required to prepay interest if the fair market value exceeds a certain amount, as defined in the agreement. Prepayment of interest as of December 31, 2002 was $2.8 million. The interest rate swap agreement, which matures December 31, 2003, has been designated as, and meets the criteria for a cash flow hedge. Initial adoption of SFAS No. 133 on January 1, 2001, resulted in the recording of a liability for the fair value of the swap agreement, net of taxes, of $1.2 million as a component of accumulated other comprehensive loss. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of December 31, 2002 and 2001 was a liability of $1.1 million and $3.4 million, respectively.

Business Combinations, Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS No. 142 effective January 1, 2002.

Upon adoption of SFAS No. 142, the Company completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its six reporting units (Sheboygan including Allotech, the Grandville, Michigan and Glasgow, Kentucky facilities of Nelson, JLF Benton Harbor, JLF UK, and Ansola). Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to its Nelson, Benton Harbor, and JLF UK reporting units was lower than the book value of those particular reporting units, resulting in a transitional impairment charge of approximately $202.6 million. This change represents the entire write-off for the Nelson, Benton Harbor, and JLF UK reporting units’ goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2002.

The Company will also perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. The following transitional disclosures reflect the non-amortization provision of SFAS No. 142 as if they had been adopted January 1, 2000:

	Years Ended
	December 31,

	2001	2000

Reported net loss	$(6,922)	$(9,474)
Add back goodwill amortization, net of income taxes	7,727	5,327

Adjusted net income (loss)	$805	$(4,147)

The change in the carrying amount of goodwill for the year ended December 31, 2002, by reporting units, are as follows (in thousands):

			Benton
	Sheboygan	Nelson	Harbor	UK	Ansola	Total

Balance at December 31, 2001	$84,647	$150,095	$3,566	$44,913	$8,936	$292,157
Transitional impairment loss	—	(150,095)	(3,566)	(48,961)	—	(202,622)
Currency translation adjustment	—	—	—	4,048	1,588	5,636

Balance at December 31, 2002	$84,647	$—	$—	$—	$10,524	$95,171

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting and reporting standards of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption to have a material effect on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” This statement also requires sales-leaseback accounting for certain transactions, and makes various other technical corrections to existing pronouncements. The adoption of this statement will be effective for the fiscal year commencing on January 1, 2003, at which time the loss on early retirement of debt will be presented as a component of income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. As discussed in Note 12, the Company announced the closure of its Grandville facility on December 31, 2002. All accruals related to the closure made in 2002 were in compliance with EITF 94-3. Accounting for the exit activities related to this closure will be in accordance with SFAS No. 146 commencing in 2003 and any relevant additional liabilities will be recorded when they are incurred.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company does not have any guarantees which require disclosure.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, because of the short maturity of these instruments. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities. As of December 31, 2002 and 2001, the fair value of the Company’s long-term senior debt was determined to be the same as the carrying amount. Based on quoted market values, the fair value of the Subordinated Notes (see Note 5) was determined to be $84.0 million at December 31, 2002 and $58.8 million at December 31, 2001.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents consist primarily of short-term money market instruments with Spanish and United States financial institutions. Cash equivalents are stated at cost, which approximates fair value.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) or average cost methods, which approximate current cost. Market is determined by the quoted price for comparable raw materials.

Inventories consisted of the following (in thousands):

	December 31,

	2002	2001

Raw materials	$15,005	$15,530
Work-in-process	9,407	7,314
Finished goods	10,945	8,253

	$35,357	$31,097

Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,

	2002	2001

Customer tooling-in-progress	$6,408	$9,365
Deferred income tax assets	—	4,121
Other	7,029	3,993

	$13,437	$17,479

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

Property, Plant and Equipment

Property, plant and equipment consisted of the following, net of asset impairments due to plant closings in 2002 (see Note 12) (in thousands):

	December 31,

	2002	2001

Land and land improvements	$6,373	$6,596
Buildings	88,545	81,294
Machinery and equipment	304,432	301,646
Furniture, fixtures and other	5,358	5,483
Construction in progress	9,660	14,084

	414,368	409,103
Less - Accumulated depreciation and amortization	(163,399)	(133,961)

Net property, plant and equipment	$250,969	$275,142

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the following estimated useful lives:

Buildings and land improvements	15	to	39 years
Machinery and equipment	5	to	13 years
Furniture, fixtures and other	3	to	10 years

Depreciation and amortization expense was approximately $46.2 million, $56.8 million, and $48.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company capitalizes interest cost as a component of the cost of construction in progress. Interest costs of $484,000, $1,210,000, and $1,391,000 were capitalized for the years ended December 31, 2002, 2001, and 2000, respectively. The Company had buildings and machinery under capital leases of $21.2 million as of December 31, 2002 and $16.5 million as of December 31, 2001. Accumulated amortization of these assets was $7.6 million as of December 31, 2002 and $4.1 million as of December 31, 2001. These assets and accumulated amortization are included in the table above.

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

Other intangible and Other Assets

Other intangible and other assets consisted of the following (in thousands):

	December 31,

	2002	2001

Debt issuance costs and other	$25,141	$18,007
Less - Accumulated amortization	(8,047)	(5,496)

Net other intangible assets	17,094	12,511
Deferred income tax assets, net	—	27,755

Other intangibles and other assets, net	$17,094	$40,266

Debt issuance and financing costs are amortized over the term of the applicable agreement, except as otherwise required under Emerging Issues Task Force Abstract No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

Recoverability of Long-Lived Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of long-lived assets, the Company would estimate fair value of such long-lived assets, and would recognize an impairment to the extent that carrying value exceeded fair value. See also Note 12 regarding impairments of long-lived assets recognized in 2002. In 2001, the current and historical operating and cash flow losses of certain operating segments combined with forecasts that demonstrate continuing losses prompted the Company to assess the recoverability of the goodwill and other long-lived assets of these operating segments. Based on the Company’s assessment, the carrying value of JLF Mexico’s goodwill exceeded its fair value. Accordingly, the Company recorded a 2001 impairment charge of approximately $4.0 million to write down the goodwill. The impairment charge is reflected in amortization of intangible assets as a non-cash charge in the accompanying 2001 consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,

	2002	2001

Compensation and benefits	$14,563	$14,160
Loss contracts	1,547	5,113
Interest	4,409	6,034
Other	10,588	7,860

	$31,107	$33,167

Interest Expense

Interest expense includes amortization of debt issuance costs of $2.4 million for the year ended December 31, 2002. Amortization of debt issuance costs of $2.3 million and $2.0 million for the years ended December 31, 2001 and December 31, 2000, respectively, is included in amortization expense.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and records a valuation allowance to reduce the deferred tax assets to the amounts believed to be realizable. As further discussed in Note 7, the Company established a valuation allowance for its U.S. Federal and remaining state deferred tax assets during the year ended December 31, 2002.

Revenue Recognition and Sales Commitments

The Company recognizes revenue as its products are shipped to its customers, which coincides with passage of legal title and the transfer of risk of ownership. The Company enters into agreements to produce products for its customers at the beginning of a given vehicle’s production cycle. Once such agreements are entered into by the Company, fulfillment of the customer’s purchasing requirements is the obligation of the Company for the entire production cycle of the vehicle, with terms averaging seven years. The Company has no intention to terminate such contracts. In certain instances, the Company is committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the Company’s obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. The remaining liability was approximately $2.8 million as of December 31, 2002 and $8.9 million as of December 31, 2001. Of these amounts, $1.2 million and $3.8 million are included in other noncurrent liabilities in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive loss represents net loss adjusted for foreign currency translation adjustments, cumulative effect of adoption of SFAS No. 133, unrealized gain (loss) on derivative instruments and minimum pension liability. The Company has chosen to disclose comprehensive income (loss) in the accompanying consolidated statements of stockholders’ deficit and comprehensive income (loss).

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

Reclassifications

Certain amounts previously reported in the 2001 and 2002 consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

4. Long-Term Debt:

Long-term debt consisted of the following (in thousands):

	December 31,

	2002	2001

Senior credit facility:
Revolving credit facility	$26,902	$25,213
Tranche A term loan	—	149,881
Tranche B term loan	132,707	149,904
Tranche C term loan	95,000	—

Total senior credit facility	254,609	324,998
Secured second lien term loans, net of unamortized discount of $2,455	93,955	—
Unsecured sterling loan notes	24,730	22,599
Peseta term loans	14,359	10,761
Obligations under capital leases (Note 10) and other	22,910	17,883

	410,563	376,241
Less - current portion	(12,342)	(47,306)

	$398,221	$328,935

Senior Credit Facility

The Company and certain of its direct and indirect subsidiaries had a senior credit facility that originally provided for a tranche A term loan, a tranche B term loan and a $90 million revolving credit facility. On December 27, 2002 the credit facility was amended to extend the revolving credit facility, amend certain financial covenants and provide for a $95 million tranche C term loan. Net proceeds from the tranche C term loan and the secured second lien term loan described below, were used to retire all of the borrowings outstanding under the tranche A term loan, $16.6 million outstanding under the tranche B term loan and $33.8 million outstanding under the revolving credit facility. As of December 31, 2002, the Company’s senior credit facility, as amended, consisted of the following:

Tranche B term loan – Following the $16.6 million principal retirement on December 27, 2002, the tranche B term loan has no scheduled amortization payments until its maturity in October 2006. Interest, which is payable quarterly, is at prime plus 3.5% or a minimum LIBOR of 2.5% plus 4.5% (7.0% at December 31, 2002). Principal payments on the tranche B term loan are subject to an exit fee of 1% in 2003, 2% in 2004 and 3% in 2005 and thereafter. This exit fee is being accrued as additional interest expense over the term of the loan.

Tranche C term loan – The $95 million tranche C term loan was issued on December 27, 2002 resulting in net proceeds after payment of certain issuance costs of $90.3 million and has no scheduled amortization payments until its maturity in October 2006. Interest, which is payable quarterly, is at the greater of 11% or prime plus 6% (11% at December 31, 2002). Principal payments on the tranche C term loan are subject to an exit fee of 5%. This exit fee is being accrued as additional interest expense over the term of the loan.

Revolving credit facility – The revolving credit facility provides for total borrowings and letters of credit of $90 million through June 2006. Interest, which is payable quarterly, is at prime plus 3% or LIBOR plus 4% (5.4% at December 31, 2002). As of December 31, 2002 the Company had outstanding standby letters of credit of $28.6 million, which reduce the borrowing availability of the line of credit and expire at various dates through 2003. As of December 31, 2002, the total borrowing availability under the revolving credit facility was $34.5 million.

Borrowings under the tranche B and tranche C term loans are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the senior credit agreement. No such prepayments were required based on cash flows for the years ended December 31, 2002 or 2001.

Borrowings under the senior credit facility are secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

The senior credit facility, as amended, requires the Company to maintain certain financial ratios including minimum interest coverage ratios and maximum leverage ratios. The senior credit facility also limits capital expenditures and cash dividends, among other restrictions. The Company and its lenders amended such covenants in November 2000, and in July, November and December 2002. The Company was in compliance with all financial covenants as of December 31, 2002 and 2001.

The modification of the terms of the senior credit facility was considered significant under the definition provided in Emerging Issues Task Force Abstract No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, the Company expensed previously capitalized debt issuance costs of $4.8 million and $8.7 million of payments made to the senior credit facility lenders in conjunction with the December 27, 2002 amendment. This total charge of $13.5 million is reflected as an extraordinary loss for the year ended December 31, 2002 in the accompanying consolidated statement of operations.

Secured Second Lien Term Loan

On December 27, 2002, the Company issued a secured second lien term loan of $96.4 million, resulting in net proceeds of $94.0 million. The second lien term loan has no scheduled amortization payments and matures in December 2007. Cash interest, which is payable quarterly, is at 12% and deferred interest, which is due at the maturity of the loan, accrues at a 7% annualized rate . Borrowings under the second lien term loan are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the loan agreement. No such prepayments were required based on cash flows for the year ended December 31, 2002. Borrowings under the loan are secured by a second lien on all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The second lien term loan requires the Company to maintain certain financial ratios including minimum interest coverage ratios and maximum leverage ratios. The second lien term loan also limits cash dividends, among other restrictions. The Company was in compliance with all financial covenants as of December 31, 2002.

The Company may, at its option, redeem the notes prior to maturity. Such redemptions are subject to a premium of 12% in 2003, 9% in 2004, 6% in 2005, 3% in 2006 and 2% thereafter. Upon a change of control, as defined, the Company is required to make an offer to redeem the notes. Such redemptions are subject to a premium of 9% through 2005 and 1% thereafter.

In conjunction with the secured second lien term loan, the Company issued 65.1 million shares of Class Q-1 and 11.6 million shares of Class Q-2 common stock to a partnership owned by certain stockholders of the Company for total proceeds of $1.0 million. In addition, the Company issued warrants to acquire 4.0 million shares of Class Q-1 common stock at an exercise price of $.01 per share. The warrants are exercisable anytime through December 2009 (see Note 2).

Unsecured Sterling Loan Notes

In conjunction with the acquisition of JLF UK, unsecured Sterling loan notes were issued in exchange for certain shares acquired by the Company. The notes bear interest at 1% below LIBOR, with a minimum of 6.75%, and are payable in January 2003. The applicable interest rate was 6.75% at December 31, 2002. Each note holder may, as provided by British regulations, exercise an annual option to have the Company redeem the notes in the increments of £10,000. The loan notes are guaranteed by a letter of credit that expires in January 2003 under the Company’s revolving credit facility. Payment will be made utilizing the Company’s borrowing capacity under the revolving credit facility, which matures in June 2006, and therefore the sterling loan has been classified as long-term.

Peseta Term Loans

Peseta term loans represent borrowings by Ansola from Spanish banks. The loans were used by Ansola to finance capital expenditures and generally have restrictions that require approval prior to the disposal of assets. The loans have various payment terms and maturity dates through 2005. The effective interest rate in 2002 was approximately 4.2%.

Aggregate Maturities

The aggregate maturities of long-term debt, including obligations under capital leases, for each of the five years subsequent to December 31, 2002 are as follows (in thousands):

Amount

2003	$12,342
2004	7,754
2005	6,036
2006	283,527
2007	97,202
2008 and thereafter	3,702

$410,563

5. Subordinated Notes:

In May 1999, the Company completed an offering of $175.0 million of 111/2% Senior Subordinated Notes due 2009 (Subordinated Notes). Net proceeds of the offering, approximately $169.6 million, combined with $0.4 million of cash were used in part to retire $2.5 million of borrowings under the tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The Company did not make a $10.1 million interest payment on the notes on December 2, 2002, the scheduled payment date. The payment was made on December 27, 2002, within the thirty day grace period allowed by the indenture governing the notes.

6. Acquisitions:

In October 1999, the Company acquired all of the outstanding stock of Nelson. During 2000, the Company continued to gather information necessary to allocate the Nelson purchase price. In doing so, management determined that certain customer contract commitments that were in existence at the acquisition date would result in losses for a longer time frame than initially projected, as efforts to reduce or mitigate these losses had not been successful to date. As a result, the initial estimate of the required reserve for loss contracts was increased by $32.7 million based on discounting expected future losses at 5%. As shipments of parts under these contracts are made, the loss contract reserve is reduced based on the per part loss. The reserve was reduced by $6.1 million for the year ended December 31, 2002 and $29.4 million for the year ended December 31, 2001. The liability was reduced due to sales of products and also included an adjustment of approximately $1.1 million due to cost reductions and reductions in estimated future shipments in 2002 and $8.3 million in 2001. Interest expense recognized related to loss contracts was $0.2 million for the year ended December 31, 2002 and $1.8 million for the year ended December 31, 2001.

In March 2000, the Company formed JLF Benton Harbor to acquire all of the outstanding common stock of Shoreline Industries, Inc. and its affiliate, Generation Machine, LLC. JLF Benton Harbor manufactures high pressure aluminum die cast components, principally for the automotive industry, from a facility in Benton Harbor, Michigan. Total consideration was approximately $5.6 million. The acquisitions noted above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the respective dates of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Results of operations for the acquisitions noted above have been included in the accompanying consolidated financial statements since the respective dates of acquisition.

7. Income Taxes:

Income (loss) before income taxes, cumulative effect of change in accounting principle and extraordinary loss consists of the following (in thousands):

		Years Ended December 31,

		2002	2001	2000

Domestic		$(15,481)	$7,034	$(7,985)
Foreign		(1,975)	(11,401)	(5,031)

	Total	$(17,456)	$(4,367)	$(13,016)

The provision (benefit) for income taxes consisted of the following (in thousands):

		Years Ended December 31,

		2002	2001	2000

Current		$481	$(10,324)	$(2,615)
Deferred		38,047	12,879	(355)
Foreign		—	—	(572)

	Total	$38,528	$2,555	$(3,542)

A summary of deferred income tax assets and liabilities is as follows (in thousands):

	December 31,

	2002	2001

Current deferred income tax assets:
Accounts receivable	$296	$1,003
Inventories	259	442
Accrued vacation and other	4,119	743
Loss contracts	538	1,933

Subtotal	5,212	4,121
Valuation allowance	(5,212)	—

Total	$—	$4,121

Non-current deferred income tax assets (liabilities):
Employee benefit plans	$3,195	$2,898
Loss contracts	440	1,494
Other liabilities	(1,096)	233
Cash flow hedge	341	1,524
Foreign net operating loss carry forwards	3,135	4,340
State tax credit and net operating loss carry forwards	14,096	10,079
Federal tax credit and net operating loss carry forwards	49,197	36,059
Depreciation	(10,875)	(13,683)
Intangible assets	26,573	(1,813)

Subtotal	85,006	41,131
Valuation allowance	(88,106)	(13,376)

Total	$(3,100)	$27,755

In the fourth quarter of 2002, the Company recorded a valuation allowance for its U.S. Federal and all state deferred tax assets. In prior years the Company recorded a valuation allowance for its foreign deferred tax assets and certain state deferred tax assets. SFAS No. 109 “Accounting for Income Taxes” and relevant interpretations of SFAS No. 109, require a valuation allowance be provided when it is more probable than not that the related income tax assets will not be utilized. Reported historical income has been adversely impacted by the write-off of goodwill (see Note 3), the restructuring charge (see Note 12) and other non-recurring events such as integration difficulties involving the acquisition of Nelson Metal Products. As a result of accounting charges related to these events, the Company has incurred accounting losses on a cumulative basis since 1999. While management anticipates there will be positive income generated over time due to significant new business awards and cost reductions that will result from planned restructuring (see Note 12), the interpretations of SFAS No. 109 place greater emphasis on historical results and verifiable events than projected future results. Because SFAS No. 109 requires the Company to weight historical reported results greater than projections of future income, the Company increased the valuation allowance on the deferred tax assets. The Company will continue to assess the need for a valuation allowance on these assets in the future.

A reconciliation of income taxes computed at the statutory rates to the reported income tax provisions is as follows:

	Years Ended December 31,

	2002	2001	2000

Federal benefit at statutory rates	(34.0)%	(35.0)%	(35.0)%
State tax provision, net of federal benefit	2.8	7.6	(1.8)
Non-deductible goodwill	—	14.7	8.0
Foreign sales corporation	—	(16.1)	(4.7)
Valuation allowance	251.7	86.3	7.0
Other, net	0.2	1.0	(0.7)

	220.7%	58.5%	(27.2)%

The Company has approximately $15.4 million of state tax credit carry forwards which expire through 2017, $77.7 million of state net operating loss carry forwards which expire between 2014 and 2022, $9.0 million of foreign net operating loss carry forwards which expire in 2017 and $144.0 million of federal net operating loss carry forwards which expire between 2018 and 2022. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested.

8. Geographic and Product Line Information:

The Company designs and manufactures aluminum die cast components and assemblies for the global automotive industry and operates in a single reportable business segment, automotive products. The Company internally evaluates its business principally based upon critical performance measures established by the Company; because of similar economic characteristics of the operations, including the nature of products, production process and customers, those operations have been aggregated following the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” for segment reporting purposes.

The following is a summary of sales, based on location of production, and long-lived assets by geographic location (in thousands):

	Years Ended December 31,

	2002		2001		2000

		Long-		Long-		Long-
		Lived		Lived		Lived
	Sales	Assets	Sales	Assets	Sales	Assets

United States	$443,320	$140,720	$420,524	$175,534	$467,803	$185,208
Mexico	4,985	7,522	5,064	9,477	6,059	9,142
United Kingdom	78,211	73,413	59,910	69,779	63,022	71,063
Spain	23,931	29,314	20,211	20,352	20,118	17,933

	$550,447	$250,969	$505,709	$275,142	$557,002	$283,346

Sales to customers in various geographic locations were as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

North America	$424,580	$406,541	$452,964
Europe	125,071	94,233	102,546
Other foreign locations	796	4,935	1,492

	$550,447	$505,709	$557,002

The following is a summary of the approximate composition by product category of the Company’s sales (in thousands):

	Years Ended December 31,

	2002	2001	2000

Medium to large automotive aluminum die castings
Oil pans	$174,696	$155,525	$167,535
Engine front covers	54,356	46,038	48,023
Transmission cases	73,745	62,697	75,969
Bedplates	47,967	42,947	33,800
Other medium to large die castings	113,164	116,174	142,525
Small automotive aluminum die castings	81,328	72,653	71,311
Other products	5,191	9,675	17,839

Total	$550,447	$505,709	$557,002

The Company sells its products directly to automobile manufacturers. Customers that accounted for a significant portion of consolidated sales for each of the three years in the period ended December 31, 2002 were as follows:

	Years Ended December 31,

	2002	2001	2000

Ford	53%	52%	52%
GM	33%	36%	36%

As of December 31, 2002 and 2001, receivables from these customers represented 61% and 62% of total accounts receivable, respectively.

9. Employee Benefit Plans:

The Company has a noncontributory defined contribution retirement plan covering certain U.S. employees after one year of service. Under the terms of the plan, contributions made by the Company are based on the number of hours worked by each participant. The Company’s rate is $1.00 per hour of qualified service. The expense for the years ended December 31, 2002, 2001 and 2000 was $2.1 million, $2.0 million and $1.9 million, respectively.

The Company also sponsors several 401(k) savings plans covering substantially all U.S. employees. Company contributions under the hourly 401(k) plan are equal to 50% of the first $550 contributed by each employee in 2002, 50% of the first $300 contributed by each employee in 2001 and 50% of the first $150 contributed by each employee in 2000. For the salaried 401(k) plan, the Company contributes 0.25% of gross pay for every 1% of employee contributions up to 4% for 2002. In prior years the salary plan had a contribution scheme that was the same as the hourly 401(k) plan. The Company’s total 401(k) expense for the years ended December 31, 2002, 2001 and 2000 was $230,000, $91,000 and $38,000, respectively.

The Company sponsors defined benefit pension plans covering certain employee groups at JLF UK and Nelson. The Company’s policy is to fund the amounts which are actuarially determined and as required by applicable law. In addition, the Company has a postretirement medical benefit plan for certain employee groups and has recorded a liability for its estimated obligation under that plan. The Company has the right to modify or terminate certain of these benefits in the future.

The change in benefit obligation and plan assets consisted of the following (in thousands):

			Postretirement Benefits
	Pension Benefits		Other Than Pensions
	as of December 31,		as of December 31,

Change in Benefit Obligation	2002	2001	2002	2001

Benefit obligation at beginning of the year	$44,751	$41,322	$7,306	$6,831
Service cost	1,782	1,620	252	242
Interest cost	2,680	2,443	459	531
Actuarial loss/(gain)	(1,809)	794	(12)	—
Plan participants’ contributions	488	503	—	—
Benefits paid	(2,720)	(1,083)	(413)	(298)
Foreign currency exchange rate changes	4,058	(1,014)	—	—
Other	—	166	(384)	—

Benefit obligation at end of the year	$49,230	$44,751	$7,208	$7,306

Change in Plan Assets
Fair value of plan assets at beginning of the year	$30,273	$35,496	$—	$—
Actual return on plan assets	(301)	(5,612)	—	—
Employer contributions	2,608	1,819	413	298
Plan participants’ contributions	488	503	—	—
Benefits paid	(2,720)	(1,083)	(413)	(298)
Foreign currency exchange rate changes	2,641	(850)	—	—

Fair value of plan assets at end of the year	$32,989	$30,273	$—	$—

The funded status of the Company’s plans is as follows (amounts in thousands):

			Postretirement Benefits
	Pension Benefits		Other Than Pensions
	as of December 31,		as of December 31,

	2002	2001	2002	2001

Funded status	$(16,241)	$(14,478)	$(7,525)	$(7,907)
Unrecognized actuarial loss	16,232	14,066	(67)	601
Unrecognized transition amount	—	—	384	—
Unrecognized prior service cost	155	166	—	—

Prepaid (Accrued) benefit cost	$146	$(246)	$(7,208)	$(7,306)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(10,963)	$(1,735)	$(7,208)	$(7,306)
Intangible asset	156	166	—	—
Accumulated other comprehensive loss	10,953	1,323	—	—

Net amount recognized	$146	$(246)	$(7,208)	$(7,306)

The following assumptions were used to account for the plan assets:

			Postretirement Benefits
	Pension Benefits for the		Other Than Pensions for the
	Years Ended December 31,		Years Ended December 31,

	2002	2001	2002	2001

Discount rate	5.6-6.75%	5.5-7.25%	6.75%	7.25%
Expected return on plan assets	8.0%	8.0-9.0%	—	—
Rate of compensation increases	0.0-4.0%	0.0-4.0%	—	—
Measurement date	10/31/02	10/31/01	10/31/02	10/31/01

The components of net periodic benefit costs are as follows (in thousands):

				Postretirement Benefits
	Pension Benefits for the			Other Than Pensions for the
	Years Ended December 31,			Years Ended December 31,

	2002	2001	2000	2002	2001	2000

Service cost	$1,782	$1,620	$1,854	$252	$242	$217
Interest cost	2,680	2,443	2,340	459	531	495
Expected return on plan assets	(2,844)	(3,113)	(3,171)	—	—	—
Other	458	101	—	(396)	—	—

Net periodic benefit costs	$2,076	$1,051	$1,023	$315	$773	$712

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

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$94	$(79)

Effect on the postretirement benefit obligation	$812	$(701)

The Company anticipates curtailments of the defined benefit pension plan and postretirement benefit plan covering certain employee groups at Nelson due to the closure of the Grandville, Michigan facility, of which estimated curtailment losses were included in the Company’s 2002 restructuring charge (see Note 12.)

10. Leases:

The Company is obligated at December 31, 2002 under various capital leases for certain machinery and equipment, including vehicles that expire at various dates through 2008. Amortization of assets held under capital leases is included in depreciation expense.

The Company also leases buildings, vehicles, machinery and equipment under noncancelable operating leases expiring on various dates through 2011. Total rent expense from operating leases, including month-to-month leases, was $8.5 million, $7.3 million and $4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In March 2002, the Company entered into an agreement to sell and lease back five machines, applying the provisions of Statement of Financial Accounting Standards No. 98, “Accounting for Leases”. Upon the commencement of the lease term on March 27, 2002, the assets were removed from the Company’s balance sheet in accordance with accounting for the machines as an operating lease. All of the assets sold in the transaction were purchased during the first quarter of 2002. Net proceeds from the transaction were approximately $4.6 million. The transaction resulted in a gain of approximately $200,000, which is deferred and amortized over the lease term. As of December 31, 2002, the present value of the future minimum lease payments was approximately $2.9 million.

Aggregate future minimum lease payments as of December 31, 2002 relating to capital leases and noncancelable operating leases with an initial term in excess of one year are as follows (in thousands):

	Capital Leases	Operating Leases

2003	$5,047	$7,740
2004	4,731	5,584
2005	3,592	3,307
2006	2,049	2,261
2007	1,237	1,233
2008 and thereafter	192	802

Total minimum lease payments	16,848	$20,927

Less- Amount representing interest (rates from 5% to 11%)	2,290

Present value of net minimum capital lease payments	14,558
Less- Current installments of obligations under capital leases	4,290

Obligations under capital leases, excluding current installments	$10,268

11. Related-Party Transactions:

The Company expensed approximately $0 million, $1.1 million and $1.1 million for management services and debt placement costs to an affiliate, Hidden Creek Industries (“Hidden Creek”) for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, the Company was charged by Hidden Creek $2.4 million for assistance in obtaining financing, and capitalized such amount as deferred loan costs. In addition, the Company expensed $0.1 million in 2002 for management services from Onex Corporation, its majority shareholder.

In October 2002, certain of the Company’s stockholders purchased trade accounts receivable from the Company to provide additional liquidity. The total discount for all trade receivables purchased by the stockholders was approximately $15,000. The maximum amount purchased by the stockholders was approximately $4.2 million. All trade receivables purchased by the stockholders were collected by October 25, 2002.

In December 2002, the Company issued approximately $9.9 million of the secured second lien term loan to a partnership owned by certain stockholders of the Company (see Note 4).

12. Restructuring Charge:

On December 31, 2002 the Company’s board of directors approved a restructuring plan that included the closing of the Grandville, Michigan facility. As a result, the Company recognized a charge to earnings of $21.3 million in the fourth quarter of 2002, which reflects the estimated qualifying “exit costs” to be incurred over the next 12 months. Included in this charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. The asset impairments consist of long-lived assets, including fixed assets and manufacturing equipment that the Company intends to dispose of or discontinue their use. Impairment was measured in accordance with SFAS No. 144 (see Note 3) based on the cash flows of the facility, and the assets were then written down to their estimated residual values. With the transfer of the production to other facilities, these activities are anticipated to result in a reduction of approximately 225 hourly and salaried employees. The estimated restructuring charge does not cover certain aspects of the 2003 plan, including the movement of equipment, severance costs and employee relocation and training. These costs will be recognized in future periods as incurred. The Company expects the closure to be completed by fourth quarter of 2003.

13. Quarterly Financial Data (Unaudited):

The following is a condensed summary of actual quarterly results of operations for 2002 and 2001 (in thousands):

				Net Income (Loss)
				Before Extraordinary
				Items and Cumulative
		Gross	Operating	Effect of Change in
	Sales	Profit	Income	Accounting Principle	Net Income (Loss)

2002:
First, as adjusted	$134,714	$20,161	$12,212	$(105)	$(202,727)
Second	146,421	23,829	16,028	2,752	2,752
Third	132,604	15,815	10,214	(1,626)	(1,627)
Fourth	136,708	23,205	(4,763)	(57,005)	(70,511)

	$550,447	$83,010	$33,691	$(55,984)	$(272,113)

2001:
First	$134,556	$16,413	$5,820	$(5,364)	$(5,364)
Second	137,808	23,810	12,773	(1,973)	(1,973)
Third	112,318	22,068	13,436	(34)	(34)
Fourth	121,027	29,108	17,222	449	(449)

	$505,709	$91,399	$49,251	$(6,922)	$(6,922)

During the fourth quarter of 2002, the Company recorded a restructuring charge of $21.3 million related to the closing of the Grandville facility (Note 12) and a valuation allowance of $79.9 million for its net deferred tax assets (Note 7).

The following table represents the impact of the impairment loss on the three months ended as follows:

March 31, 2002
As Adjusted

Net loss before cumulative effect of change in accounting principle, as reported	$(105)
Cumulative effect of change in accounting principle	(202,622)

Net loss, as adjusted	$(202,727)

The following table represents the impact of the impairment loss on each quarter of 2002 for goodwill, net of accumulated amortization and total stockholders’ deficit:

	Goodwill, Net of		Total Stockholders’
	Accumulated Amortization		Deficit

	As Reported	As Adjusted	As Reported	As Adjusted

2002:
First	$287,183	$93,433	$(28,298)	$(222,048)
Second	291,545	94,585	(23,743)	(220,703)
Third	292,456	94,514	(26,327)	(224,269)
Fourth	95,171	95,171	(294,511)	(294,511)

Due to information that became available in the fourth quarter of 2001, the Company recorded an increase in pre-tax income of $9.0 million for non-recurring items. Approximately $6.0 million of income associated with the resolution of customer commercial issues, including program cancellation costs, pricing discrepancies, scrap buyback, overtime charges and under-amortized capital was recorded. Other adjustments included a $7.0 million reduction in the Company’s loss contract reserve (see Note 6) and a $4.0 million charge associated with the 2001 impairment of Mexican goodwill under SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (see Note 3).

14. Consolidating Guarantor and Non-Guarantor Financial Information:

The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company’s business. Each Guarantor is a direct wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11½% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor Companies are the Company’s foreign subsidiaries, which include JLF UK, Ansola and JLF Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

14. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statements of Operations for the Year Ended December 31, 2002
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$443,320	$107,127	$—	$550,447
Cost of sales	—	374,920	92,517	—	467,437

Gross profit	—	68,400	14,610	—	83,010
Selling, general and administrative expenses	1,500	16,105	10,349	—	27,954
Restructuring charges	—	21,308	—	—	21,308
Amortization of intangible assets	1	—	56	—	57

Operating income (loss)	(1,501)	30,987	4,205	—	33,691
Interest expense	2,751	42,216	6,180	—	51,147

Income (loss) before income taxes and equity in losses of subsidiaries and cumulative effect of change in accounting principle and extraordinary loss	(4,252)	(11,229)	(1,975)	—	(17,456)
Provision (benefit) for income taxes	1,530	36,240	758	—	38,528
Equity in losses of subsidiaries	(248,919)	—	—	248,919	—

Income (loss) before cumulative effect of change in accounting principle and extraordinary loss	(254,701)	(47,469)	(2,733)	248,919	(55,984)
Cumulative effect of change in accounting principle	3,905	150,040	48,677	—	202,622
Extraordinary loss on early debt retirement	13,507	—	—	—	13,507

Net loss	$(272,113)	$(197,509)	$(51,410)	$248,919	$(272,113)

14. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2002
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net loss	$(272,113)	$(197,509)	$(51,410)	$248,919	$(272,113)
Adjustments to reconcile net loss to net cash provided by operating activities -
Cumulative effect of change in accounting principle	—	153,661	48,961	—	202,622
Extraordinary loss on early retirement of debt	13,507	—	—	—	13,507
Restructuring charge	—	21,308	—	—	21,308
Depreciation and amortization	—	35,024	11,204	—	46,228
Losses of subsidiaries	248,919	—	—	(248,919)	—
Deferred income taxes	—	37,211	836	—	38,047
Changes in other operating items	(4,548)	(31,524)	(899)	—	(36,971)

Net cash provided by operating activities	(14,235)	18,171	8,692	—	12,628

INVESTING ACTIVITIES:
Capital expenditures, net	—	(17,804)	(11,263)	—	(29,067)

FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	52,100	—	6,113	—	58,213
Repayments on revolving credit facilities	(41,051)	—	(17,945)	—	(58,996)
Long-term borrowings	191,415	—	37,951	—	229,366
Repayment of long-term borrowings	(183,718)	(225)	(21,608)	—	(205,551)
Borrowings under receivables financing	8,287	—	—	—	8,287
Repayment of receivables financing	(8,287)	—	—	—	(8,287)
Proceeds from sale of common stock and warrants	1,050	—	—	—	1,050
Repurchase of common stock and subscription receivable payments	(2,113)	—	—	—	(2,113)
Debt issue costs	(3,431)	—	—	—	(3,431)

Net cash provided by (used for) financing activities	14,252	(225)	4,511	—	18,538

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	183	—	183

NET CHANGE IN CASH AND CASH EQUIVALENTS	17	142	2,123	—	2,282
CASH AND CASH EQUIVALENTS:
Beginning of period	8	32	1,015	—	1,055

End of period	$25	$174	$3,138	$—	$3,337

14. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Balance Sheets as of December 31, 2002
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$25	$174	$3,138	$—	$3,337
Accounts receivable, net	—	25,305	24,269	—	49,574
Inventories	—	27,417	7,940	—	35,357
Other current assets	3,119	4,635	5,683	—	13,437

Total current assets	3,144	57,531	41,030	—	101,705
Property, plant and equipment, net	—	140,720	110,249	—	250,969
Investment in subsidiaries	120,540	—	—	(120,540)	—
Goodwill	267	84,647	10,257	—	95,171
Other intangibles and other assets	16,494	232	368	—	17,094

	$140,445	$283,130	$161,904	$(120,540)	$464,939

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities:
Accounts payable	$8,952	$30,548	$16,687	$—	$56,187
Accrued liabilities	4,108	18,884	8,115	—	31,107
Current portion of long-term debt	—	241	12,101	—	12,342

Total current liabilities	13,060	49,673	36,903	—	99,636
Long-term debt	447,211	41,585	84,425	—	573,221
Other non-current liabilities	4,674	9,032	12,887	—	26,593
Intercompany	(97,595)	64,193	33,402	—	—

Total liabilities	367,350	164,483	167,617	—	699,450
Class P common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Additional paid-in capital	87,538	259,808	71,449	(331,257)	87,538
Retained earnings (accumulated deficit)	(371,333)	(139,909)	(70,808)	210,717	(371,333)
Accumulated other comprehensive loss	(3,110)	(1,252)	(6,354)	—	(10,716)

Total stockholders’ investment (deficit)	(286,905)	118,647	(5,713)	(120,540)	(294,511)

	$140,445	$283,130	$161,904	$(120,540)	$464,939

14. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statements of Operations for the Year Ended December 31, 2001
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$420,554	$85,185	$(30)	$505,709
Cost of sales	—	338,832	75,508	(30)	414,310

Gross profit	—	81,722	9,677	—	91,399
Selling, general and administrative expenses	1,729	15,405	10,279	—	27,413
Amortization of intangible assets	104	9,270	5,361	—	14,735

Operating income (loss)	(1,833)	57,047	(5,963)	—	49,251
Interest expense (income)	(8,083)	56,263	5,438	—	53,618

Income (loss) before income taxes and equity in losses of subsidiaries	6,250	784	(11,401)	—	(4,367)
Provision (benefit) for income taxes	(5,439)	7,971	23	—	2,555
Equity in losses of subsidiaries	(18,611)	—	—	18,611	—

Net loss	$(6,922)	$(7,187)	$(11,424)	$18,611	$(6,922)

14. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2001
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net loss	$(6,922)	$(7,187)	$(11,424)	$18,611	$(6,922)
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	104	42,370	14,373	—	56,847
Losses of subsidiaries	18,611	—	—	(18,611)	—
Deferred income taxes	—	5,406	565	—	5,971
Changes in other operating items	(3,930)	(17,338)	2,427	—	(18,841)

Net cash provided by operating activities	7,863	23,251	5,941	—	37,055

INVESTING ACTIVITIES:
Capital expenditures, net	—	(22,964)	(14,251)	—	(37,215)

FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	24,500	—	5,716	—	30,216
Repayments on revolving credit facilities	(19,600)	—	(2,140)	—	(21,740)
Long-term borrowings	—	90	8,906	—	8,996
Repayment of long-term borrowings	(10,689)	(1,148)	(7,433)	—	(19,270)
Repurchase of common stock and subscription receivable payments	(2,088)	—	—	—	(2,088)

Net cash provided by (used for) financing activities	(7,877)	(1,058)	5,049	—	(3,886)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(952)	—	(952)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14)	(771)	(4,213)	—	(4,998)
CASH AND CASH EQUIVALENTS:
Beginning of period	22	803	5,228	—	6,053

End of period	$8	$32	$1,015	$—	$1,055

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Condensed Consolidating Balance Sheet as of December 31, 2001
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$8	$32	$1,015	$—	$1,055
Accounts receivable, net	—	27,571	19,460	(3,318)	43,713
Inventories	—	22,747	8,350	—	31,097
Other current assets	(2,282)	14,081	5,680	—	17,479

Total current assets	(2,274)	64,431	34,505	(3,318)	93,344
Property, plant and equipment, net	—	175,533	99,609	—	275,142
Investment in subsidiaries	321,264	—	—	(321,264)	—
Goodwill	4,172	234,687	53,298	—	292,157
Other intangibles and other assets, net	47,493	(3,083)	(4,144)	—	40,266

	$370,655	$471,568	$183,268	$(324,582)	$700,909

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities:
Accounts payable	$—	$46,046	$15,632	$—	$61,678
Accrued liabilities	6,207	19,802	7,158	—	33,167
Current maturities of long- term debt	38,987	222	8,097	—	47,306

Total current liabilities	45,194	66,070	30,887	—	142,151
Long-term debt	388,445	41,828	73,662	—	503,935
Other noncurrent liabilities	8,564	12,310	645	—	21,519
Intercompany	(109,611)	82,919	30,010	(3,318)	—

Total liabilities	332,592	203,127	135,204	(3,318)	667,605
Class P common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Additional paid-in capital	90,476	259,808	71,446	(331,254)	90,476
Retained earnings (deficit)	(106,295)	9,408	(19,398)	9,990	(106,295)
Accumulated other comprehensive loss	(6,118)	(775)	(3,984)	—	(10,877)

Total stockholders’ investment (deficit)	(21,937)	268,441	48,064	(321,264)	(26,696)

	$370,655	$471,568	$183,268	$(324,582)	$700,909

14. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statements of Operations for the Year Ended December 31, 2000
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$467,851	$89,151	$—	$557,002
Cost of sales	—	396,271	74,376	—	470,647

Gross profit	—	71,580	14,775	—	86,355
Selling, general and administrative expenses	1,088	12,884	11,572	—	25,544
Amortization of intangible assets	389	8,965	1,935	—	11,289

Operating income (loss)	(1,477)	49,731	1,268	—	49,522
Interest expense	30,818	25,421	6,299	—	62,538

Income (loss) before income taxes and equity in earnings of subsidiaries	(32,295)	24,310	(5,031)	—	(13,016)
Provision (benefit) for income taxes	(12,689)	9,486	(339)	—	(3,542)
Equity in earnings of subsidiaries	10,132	—	—	(10,132)	—

Net income (loss)	$(9,474)	$14,824	$(4,692)	$(10,132)	$(9,474)

14. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2000
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(9,474)	$14,824	$(4,692)	$(10,132)	$(9,474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	120	37,446	10,873	—	48,439
Deferred income taxes	(727)	—	372	—	(355)
Earnings of subsidiaries	(10,132)	—	—	10,132	—
Changes in other operating items	(14,317)	13,020	12,237	—	10,940

Net cash provided by (used in) operating activities	(34,530)	65,290	18,790	—	49,550

INVESTING ACTIVITIES:
Acquisitions, net	(5,623)	(5,614)	—	5,623	(5,614)
Capital expenditures, net	—	(66,023)	(36,925)	—	(102,948)

Net cash used for investing activities	(5,623)	(71,637)	(36,925)	5,623	(108,562)

FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	475,300	—	84,512	—	559,812
Repayments on revolving credit facilities	(490,400)	—	(74,120)	—	(564,520)
Long-term borrowings	—	1,403	18,564	—	19,967
Repayment of long-term borrowings	(21,570)	(541)	(7,105)	—	(29,216)
Other financing activities	(1,287)	—	—	—	(1,287)
Capital investment	77,740	5,623	—	(5,623)	77,740

Net cash provided by financing activities	39,783	6,485	21,851	(5,623)	62,496

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,331)	—	(2,331)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(370)	138	1,385	—	1,153
CASH AND CASH EQUIVALENTS:
Beginning of period	392	665	3,843	—	4,900

End of period	$22	$803	$5,228	$—	$6,053

J.L. French Automotive Castings, Inc. and Subsidiaries

Schedule II: Valuation and Qualifying Accounts

(In Thousands)

	For the Years Ended December 31,

	2002	2001	2000

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, at beginning of year	$2,081	$2,502	$2,624
Additions charged to income	—	—	556
Other additions	—	—	—
Write-offs, net of recoveries	(304)	(421)	(678)

Balance, at end of year	$1,777	$2,081	$2,502

RESERVE FOR LOSS CONTRACTS(1):
Balance, at beginning of year	$8,870	$36,490	$24,632
Additions, charged to income	175	1,825	2,872
Other additions/(reductions)	(1,132)	(8,306)	32,744
Utilizations	(5,116)	(21,139)	(23,758)

Balance, at end of year	$2,797	$8,870	$36,490

RESTRUCTURING RESERVE:
Balance, at beginning of year	$—	$—	$—
Additions, charged to income	3,355	—	—
Other additions	—	—	—
Utilizations	—	—	—

Balance, at end of year	$3,355	$—	$—

(1)	In certain instances, the Company is committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the Company’s obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. The remaining liability was approximately $2.8 million as of December 31, 2002 and $8.9 million as of December 31, 2001. Of these amounts, $1.2 million and $3.8 million are included in other noncurrent liabilities in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, respectively.