Form 10-Q
period 2003-03-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2003-05-07
CIK 1091601

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission file number 333-84903

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3983670
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4508 IDS Center
Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

(612) 332-2335
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock at May 5, 2003 was 11,554 shares of Class A common stock, 7,124 shares of Class A-1 common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock, 14,248 shares of Class P common stock, 65,118,328 shares of Class Q-1 common stock and 11,592,672 shares of Class Q-2 common stock. Registrant’s common equity is not publicly traded.

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

ITEM 1 — FINANCIAL INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands — Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Sales	$143,621	$134,714
Cost of sales	124,961	118,207

Gross profit	18,660	16,507
Selling, general and administrative expenses	4,078	3,692

Operating income	14,582	12,815
Interest expense, net	18,379	12,557
Other expense	1,695	—

(Loss) income before provision for income taxes and cumulative effect of change in accounting principle	(5,492)	258
Provision for income taxes	68	363

Loss before cumulative effect of change in accounting principle	(5,560)	(105)
Cumulative effect of change in accounting principle	—	(202,622)

Net loss	$(5,560)	$(202,727)

The accompanying notes are an integral part
of these condensed consolidated statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands — Unaudited)

	March 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,060	$3,337
Accounts receivable, net	53,478	49,574
Inventories	36,954	35,357
Other current assets	15,739	13,437

Total current assets	108,231	101,705
Property, plant and equipment, net	249,033	250,969
Goodwill	95,477	95,171
Intangible and other assets, net	16,640	17,094

	$469,381	$464,939

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$13,542	$12,342
Accounts payable	61,283	56,187
Accrued liabilities	42,010	31,107

Total current liabilities	116,835	99,636
Long-term debt, net of current portion	389,543	398,221
Subordinated notes	175,000	175,000
Other noncurrent liabilities	27,361	26,593

Total liabilities	708,739	699,450

Redeemable common stock	60,000	60,000
Stockholders’ deficit:
Additional paid-in capital	87,538	87,538
Accumulated deficit	(376,893)	(371,333)
Accumulated other comprehensive loss	(10,003)	(10,716)

Total stockholders’ deficit	(299,358)	(294,511)

	$469,381	$464,939

The accompanying notes are an integral part
of these condensed consolidated balance sheets.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands — Unaudited)

	Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(5,560)	$(202,727)
Adjustments to reconcile net loss to net cash provided by operating activities - Cumulative effect of change in accounting principle	—	202,622
Depreciation and amortization	11,597	11,846
Changes in other operating items	11,626	(2,137)

Net cash provided by operating activities	17,663	9,604

INVESTING ACTIVITIES:
Capital expenditures	(10,357)	(4,050)

Net cash used for investing activities	(10,357)	(4,050)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	18,642	24,340
Repayments of revolving credit facilities	(1,596)	(22,540)
Long-term borrowings	4,113	2,760
Repayment of long-term borrowings	(29,435)	(10,058)
Other	(330)	(34)

Net cash used for financing activities	(8,606)	(5,532)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	23	(30)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,277)	(8)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,337	1,055

End of period	$2,060	$1,047

The accompanying notes are an integral part
of these condensed consolidated statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

J. L. French Automotive Castings, Inc. (“French” or the “Company”) is an international designer and manufacturer of aluminum die cast components and assemblies for the global automotive industry. The Company’s primary operating subsidiaries are J. L. French Corporation (Sheboygan), Allotech International (Allotech), Nelson Metal Products Corporation (Nelson), Shoreline Industries, Inc. (JLF Benton Harbor), J. L. French U.K. Ltd., formerly known as Morris Ashby Ltd. (JLF UK), Fundiciones Viuda de Ansola, S.A. (Ansola), and J. L. French S. de R.L. de C.V. (JLF Mexico), all of which are wholly-owned. The Company has manufacturing facilities located in Kentucky, Michigan, Wisconsin, Mexico, Spain and the United Kingdom.

The accompanying condensed consolidated financial statements have been prepared by French without audit. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Sales and operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts previously reported in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Beginning in 2003, the Company began classifying certain plant related expenses as cost of sales. Previously, these costs were classified as selling, general and administrative expenses. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

2.	COMPREHENSIVE LOSS

The following presents comprehensive loss, defined as changes in the stockholders’ deficit except changes related to transactions with stockholders of the Company, for the three month periods ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(5,560)	$(202,727)
Change in cumulative translation adjustment	388	(901)
Unrealized income on derivative instrument	325	639

Comprehensive loss	$(4,847)	$(202,989)

3.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 effective January 1, 2002.

Upon adoption of SFAS No. 142, the Company completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its five reporting units (Sheboygan, the Grandville, Michigan and Glasgow, Kentucky facilities of Nelson, JLF Benton Harbor, JLF UK, and Ansola). Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to its Nelson, Benton Harbor, and JLF UK reporting units was lower than the book value of those particular reporting units, resulting in a transitional impairment charge of approximately $202.6 million. This charge represents the entire write-off for the Nelson, Benton Harbor, and JLF UK reporting units’ goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle on January 1, 2002 in the Company’s consolidated statement of operations for the year ended December 31, 2002, which the Company retroactively reflected in the first quarter of 2002 results.

The Company will also perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.

The change in the carrying amount of goodwill for the three months ended March 31, 2003, by reporting units, were as follows (in thousands):

			Benton
	Sheboygan	Nelson	Harbor	UK	Ansola	Total

Balance at December 31, 2002	$84,647	$—	$—	$—	$10,524	95,171
Currency translation adjustment	—	—	—	—	306	306

Balance at March 31, 2003	$84,647	$—	$—	$—	$10,830	$95,477

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting and reporting standards of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company’s adoption of SFAS No. 143 on January 1, 2003 did not have a material effect on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. See Note 7 for further discussion.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” This statement also requires sales-leaseback accounting for certain transactions and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003 and, as a result the $13.5 million extraordinary loss recorded in the fourth quarter of 2002 related to the early retirement of debt will be presented as a component of income from continuing operations for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. The Company announced the closure of its Grandville facility on December 31, 2002. All accruals related to the closure made in 2002 were in compliance with EITF No. 94-3. Accounting for the exit activities related to this closure will be in accordance with SFAS No. 146 commencing in 2003 and any relevant additional liabilities will be recorded when they are incurred. See Note 7 for further discussion.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not presently sponsor employee stock plans

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company’s third quarter for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company does not hold any variable interest entities.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined by the first in, first out (FIFO) or average cost methods, which approximate current costs. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$16,275	$15,005
Work-in-process	10,479	9,407
Finished goods	10,200	10,945

	$36,954	$35,357

5.	SALE-LEASEBACK

In March 2002, the Company entered into an agreement to sell five machines and lease the machines back, applying the provisions of SFAS No. 98, “Accounting for Leases”. All of the assets sold in the transaction were purchased during the first quarter of 2002. Upon the commencement of the lease term, the assets were removed from the Company’s balance sheet in accordance with accounting for the machines as an operating lease. Net proceeds from the sale were approximately $4.6 million. The transaction resulted in a gain of approximately $200,000, which was deferred and will be amortized over the lease term. As of March 31, 2003, the present value of the future minimum lease payments was $2.8 million.

6.	INTEREST RATE SWAP AGREEMENT

At March 31, 2003, the Company had an interest rate swap agreement on $75 million notional amount of long-term debt. The interest rate swap agreement, which expires in December 2003, has been designated as, and meets the criteria for a cash flow hedge. The fair value of the interest rate swap agreement was a liability of $0.8 million and $1.1 million at March 31, 2003 and December 31, 2002, respectively.

7.	RESTRUCTURING

On December 31, 2002, the Company’s board of directors approved a restructuring plan that included the closing of the Grandville, Michigan facility. As a result, the Company recognized a charge to earnings of $21.3 million in the fourth quarter of 2002, which reflects the estimated qualifying exit costs to be incurred over the next year. Included in this charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities, the closing of the Grandville, Michigan facility was anticipated to result in a reduction of approximately 100 hourly and salaried employees (original estimate was 225). The estimated restructuring charge does not cover certain aspects of the 2003 plan, including the movement of equipment, severance costs and employee relocation and training. These costs will be recognized in future periods as incurred in accordance with SFAS No. 146.

The Company originally estimated the closure to be completed by the fourth quarter of 2003. On April 1, 2003, the Company distributed notices to all employees notifying them that the operations will most likely cease on May 30, 2003. The acceleration of the close was primarily due to available capacity at other lower cost facilities to fulfill customer orders.

The accrual of $3.3 million at both March 31, 2003 and December 31, 2002 is recorded in “Accrued liabilities” in the Company’s condensed consolidated balance sheet. The following table provides a rollforward of the accrual related to the above restructuring actions at March 31, 2003 (in thousands):

Balance at December 31, 2002	$3,355
Cash payments	—
Charges to expense	—
Reversal of unutilized amounts	—

Balance at March 31, 2003	$3,355

8.	INCOME TAXES

As of March 31, 2003, the Company had approximately $15.4 million of state tax credit carry forwards which expire through 2017, $77.7 million of state net operating loss carry forwards which expire between 2014 and 2022, $9.0 million of foreign net operating loss carry forwards which expire in 2017 and $144.0 million of federal net operating loss carry forwards which expire between 2018 and 2022.

In the fourth quarter of 2002, the Company recorded a valuation allowance for its U.S. Federal and all state deferred tax assets. In prior years, the Company recorded a valuation allowance for its foreign deferred tax assets and certain state deferred tax assets. In accordance with SFAS No. 109 “Accounting for Income Taxes” and relevant interpretations of SFAS No. 109, a valuation allowance is to be provided when it is more likely than not that the related deferred tax assets will not be utilized. Reported historical income has been adversely impacted by the write-off of goodwill, the restructuring charge and other non-recurring events such as integration difficulties involving the acquisition of Nelson Metal Products. As a result of accounting charges related to these events, the Company has incurred accounting losses on a cumulative basis since 1999. While management anticipates there will be positive income generated over time due to significant new business awards and cost reductions that will result from planned restructuring, the interpretations of SFAS No. 109 place greater emphasis on historical results and verifiable events than projected future results. Because SFAS No. 109 requires the Company to weight historical reported results greater than projections of future income, the Company increased the valuation allowance on the deferred tax assets. The Company will continue to assess the need for a valuation allowance on these assets in the future. As a result of the valuation allowance on deferred tax assets,the Company did not provide an income tax benefit for the loss incurred in the first quarter of 2003, but did record an income tax provision, primarily related to minimum state net worth and franchise taxes.

9.	LONG-TERM DEBT

Long-term senior debt consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Senior Credit Facility:
Revolving credit facility	$43,738	$26,902
Tranche B term loan	132,707	132,707
Tranche C term loan	95,000	95,000

Total senior credit facility	271,445	254,609
Secured second lien term loans, net of unamortized discount of $2,333 and $2,455	94,077	93,955
Unsecured sterling loan notes	—	24,730
Peseta term loans	14,479	14,359
Obligations under capital leases and other	23,084	22,910

Total senior debt	403,085	410,563
Less current maturities	(13,542)	(12,342)

Total long-term senior debt	$389,543	$398,221

The Company and certain of its direct and indirect subsidiaries have a senior credit facility that provides a tranche B term loan, a tranche C term loan and revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of March 31, 2003, after taking into consideration outstanding borrowings under the revolving credit facility of $43.7 million and outstanding letters of credit of $3.9 million, the Company had borrowing availability under the revolving credit facility and cash on hand of approximately $44.5 million.

As of March 31, 2003, rates on borrowings under the senior credit facility varied from 5.35% to 11.0%. Borrowings under both tranches are due and payable in October 2006. The revolving credit facility is available until June 2006. The senior credit facility is secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law (“Guarantors”). All tranche principal payments are subject to an exit fee: Tranche B is 1% in 2003, 2% in 2004, and 3% in 2005 and thereafter, Tranche C is 5% for the duration.

In December 2002, the Company issued a secured second lien term loan of $96.4 million, resulting in net proceeds of $94.0 million. The loan bears 12% cash interest, payable quarterly, and 7% deferred interest, payable in 2007. The borrowings and deferred interest are due and payable in December 2007. Borrowings under the loan are secured by a second lien on all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

The senior credit facility and secured second lien term loan include certain restrictive covenants. The Company was in compliance with all financial covenants at March 31, 2003 and December 31, 2002.

Borrowings under the tranches and secured second lien term loan are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the agreements. As of March 31, 2003, no such prepayments were required.

The Company also has outstanding $175 million of senior subordinated notes. These notes mature in May 2009 and bear interest at 11 1/2%.

In conjunction with the acquisition of JLF UK, unsecured sterling loan notes were issued in exchange for certain shares acquired by the Company. The loan notes were guaranteed by a letter of credit that expired in January 2003 under the Company’s revolving credit facility. Payment was made in February 2003 utilizing the Company’s borrowing capacity under the revolving credit facility and cash flow from operations.

Other long-term debt consists principally of obligations under capital leases and outstanding loans of the Company’s foreign subsidiaries in Spain and the United Kingdom.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Cash paid for - Interest	$8,935	$6,886
Income taxes, net of refunds received	153	355

The following table presents a reconciliation of total cash paid for interest in the period to the total interest expense recorded in the accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,

	2003	2002

Cash paid for interest	$8,935	$6,886
Plus:
Cash
Interest accrued to be paid in second quarter	6,306	4,994
Non-cash
Secured second term lien loan 7% “in-kind” accrual	1,688	—
Debt issuance cost amortization	826	577
Tranches exit fee accruals	565	—
Secured second term lien loan discount amortization	121	—
Other	(62)	100

Total non-cash	3,138	677

Total interest expense	$18,379	$12,557

11.	FOREIGN CURRENCY TRANSACTIONS

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of other accumulated comprehensive income (loss). To the extent that transactions are denominated in a currency other than the functional currency, any changes in the expected amount of functional currency cash flows upon settlement of the transaction due to changes in exchange rates will be considered in determining earnings during the period. During the three months ended March 31, 2003, the Company recorded $1.7 million foreign currency exchange expense with regards to borrowings by the U.S. based company to JLF UK. This amount is reflected in “Other expense” in the accompanying condensed consolidated statements of operations.

12.	STOCKHOLDERS’ DEFICIT

The following table presents a summary of activity in the accumulated deficit account for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Beginning balance	$(371,333)	$(106,295)
Net loss	(5,560)	(202,727)
Dividends	—	(1,200)

Ending balance	$(376,893)	$(310,222)

The Company accrued dividends of $1.2 million on the outstanding Class P common stock for the three months ended March 31, 2002 and these dividends were included in “Other noncurrent liabilities” in the accompanying condensed consolidated financial statements.

Concurrently with the December 2002 debt issuances, the Company issued 65.1 million and 11.6 million shares of Class Q-1 and Q-2 common stock to a partnership owned by certain Company stockholders. As a result of the issuance of the shares and amendment to the Company’s Articles of Incorporation in December 2002, the Company concluded that the Class P and Class A-1 accrued dividends will not be paid. Accordingly, the Company credited to retained earnings the accrued Class P cash dividends of $10.0 million and the accrued Class A-1 in-kind dividends of $1.9 million in December 2002. Furthermore, the Class P and A-1 shares will not accrue the aforementioned dividends in the future.

13.	LOSS CONTRACTS

As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. At December 31, 2002, the liability for those losses was $2.8 million. For the three months ended March 31, 2003, the liability was reduced by $0.7 million; $0.4 million due to sales of products and $0.3 million due to cost reductions and reductions in estimated future shipments. The reserve for loss contracts at March 31, 2003 consisted of a $1.1 million current liability and $1.0 million of long-term liability.

14.	CONDENSED CONSOLIDATING INFORMATION

The following consolidating financial information presents statement of operations, balance sheet and cash flow information related to the Company’s businesses. Each Guarantor is a direct wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11 1/2% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor companies are the Company’s foreign subsidiaries, which include JLF UK, Ansola and JLF Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Retained Earnings (Deficit)
For the Three Months Ended March 31, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$109,534	$34,087	$—		$143,621
Cost of sales	—	94,071	30,890	—		124,961

Gross profit	—	15,463	3,197	—		18,660
Selling, general and administrative expenses	793	2,502	783	—		4,078

Operating income (loss)	(793)	12,961	2,414	—		14,582
Interest expense	12,098	5,350	931	—		18,379
Other expense	—	—	1,695	—		1,695

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries	(12,891)	7,611	(212)	—		(5,492)
Provision (benefit) for income taxes	(69)	185	(48)	—		68
Equity in earnings of subsidiaries	7,262	—	—	(7,262)		—

Net income (loss)	$(5,560)	$7,426	$(164)	$(7,262)	$	$(5,560)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(371,333)	$(139,909)	$(70,808)	$210,717		$(371,333)
Net income (loss)	(5,560)	7,426	(164)	(7,262)		(5,560)

Ending balance	$(376,893)	$(132,483)	$(70,972)	$203,455		$(376,893)

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of March 31, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$14	$237	$1,809	$—	$2,060
Accounts receivable, net	99,587	76,819	29,017	(151,945)	53,478
Inventories	—	28,300	8,654	—	36,954
Other current assets	2,247	6,995	6,497	—	15,739

Total current assets	101,848	112,351	45,977	(151,945)	108,231
Property, plant and equipment, net	—	138,154	110,879	—	249,033
Investment in subsidiaries	127,801	—	—	(127,801)	—
Goodwill	267	84,647	10,563	—	95,477
Intangible and other assets, net	15,999	209	432	—	16,640

	$245,915	$335,361	$167,851	$(279,746)	$469,381

LIABILITIES & STOCKHOLDERS’ INVESTMENT (DEFICIT):
Current liabilities:
Current maturities of long-
term debt	$—	$244	$13,298	$—	$13,542
Accounts payable	875	40,356	20,052	—	61,283
Accrued liabilities	10,489	21,719	9,802	—	42,010

Total current liabilities	11,364	62,319	43,152	—	116,835
Long-term debt, net	438,712	41,523	84,308	—	564,543
Other noncurrent liabilities	5,854	8,818	12,689	—	27,361
Intercompany	22,825	96,628	32,492	(151,945)	—

Total liabilities	478,755	209,288	172,641	(151,945)	708,739
Redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Additional paid-in capital	87,538	259,808	71,449	(331,257)	87,538
Retained earnings (deficit)	(376,894)	(132,483)	(70,972)	203,456	(376,893)
Accumulated other comprehensive loss	(3,484)	(1,252)	(5,267)	—	(10,003)

Total stockholders’ investment (deficit)	(292,840)	126,073	(4,790)	(127,801)	(299,358)

	$245,915	$335,361	$167,851	$(279,746)	$469,381

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(5,560)	$7,426	$(164)	$(7,262)	$(5,560)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	8,440	3,157	—	11,597
Income from investment in subsidiaries	(7,262)	—	—	7,262	—
Changes in other operating activities	21,639	(9,852)	(161)	—	11,626

Net cash provided by operating activities	8,817	6,014	2,832	—	17,663

INVESTING ACTIVITIES:
Capital expenditures	—	(5,893)	(4,464)	—	(10,357)

Net cash used for investing activities	—	(5,893)	(4,464)	—	(10,357)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	17,800		26,313	(25,471)	18,642
Repayment of revolving credit facilities	(26,420)		(647)	25,471	(1,596)
Long-term borrowings	122		3,991	—	4,113
Repayment of long-term borrowings	—	(58)	(29,377)	—	(29,435)
Other	(330)	—	—	—	(330)

Net cash provided by (used For)` financing activities	(8,828)	(58)	280	—	(8,606)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	23	—	23

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11)	63	(1,329)	—	(1,277)
CASH AND CASH EQUIVALENTS:
Beginning of period	25	174	3,138	—	3,337

End of period	$14	$237	$1,809	$—	$2,060

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Retained Earnings (DEFICIT)
For the Three Months Ended March 31, 2002
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$110,286	$24,428	$—	$134,714
Cost of sales	—	95,108	23,099	—	118,207

Gross profit	—	15,178	1,329	—	16,507
Selling, general and administrative expenses	837	2,349	506	—	3,692

Operating income (loss)	(837)	12,829	823	—	12,815
Interest expense	5,691	5,490	1,376	—	12,557

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries and cumulative effect of change in accounting principle	(6,528)	7,339	(553)	—	258
Provision (benefit) for income Taxes	(2,350)	2,713	—	—	363
Equity in earnings of Subsidiaries	(198,549)	—	—	198,549	—

Income (loss) before cumulative effect of change in accounting principle	(202,727)	4,626	(553)	198,549	(105)
Cumulative effect of change in accounting principle	—	(153,661)	(48,961)	—	(202,622)

Net income (loss)	$(202,727)	$(149,035)	$(49,514)	$198,549	$(202,727)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(106,295)	$9,408	$(19,398)	$9,990	$(106,295)
Net income (loss)	(202,727)	(149,035)	(49,514)	198,549	(202,727)
Dividends	(1,200)	—	—	—	(1,200)

Ending balance	$(310,222)	$(139,627)	$(68,912)	$208,539	$(310,222)

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of December 31, 2002
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$25	$174	$3,138	$—	$3,337
Accounts receivable, net	—	25,305	24,269	—	49,574
Inventories	—	27,417	7,940	—	35,357
Other current assets	3,119	4,635	5,683	—	13,437

Total current assets	3,144	57,531	41,030	—	101,705
Property, plant and Equipment, net	—	140,720	110,249	—	250,969
Investment in subsidiaries	120,540	—	—	(120,540)	—
Goodwill	267	84,647	10,257	—	95,171
Intangible and other assets, Net	16,494	232	368	—	17,094

	$140,445	$283,130	$161,904	$(120,540)	$464,939

LIABILITIES & STOCKHOLDERS’
INVESTMENT (DEFICIT):
Current liabilities:
Current maturities of long-
term debt	$—	$241	$12,101	$—	$12,342
Accounts payable	8,952	30,548	16,687	—	56,187
Accrued liabilities	4,108	18,884	8,115	—	31,107

Total current liabilities	13,060	49,673	36,903	—	99,636
Long-term debt, net	447,211	41,585	84,425	—	573,221
Other noncurrent liabilities	4,674	9,032	12,887	—	26,593
Intercompany	(97,595)	64,193	33,402	—	—

Total liabilities	367,350	164,483	167,617	—	699,450
Redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Additional paid-in capital	87,538	259,808	71,449	(331,257)	87,538
Retained earnings (deficit)	(371,333)	(139,909)	(70,808)	210,717	(371,333)
Accumulated other comprehensive loss	(3,110)	(1,252)	(6,354)	—	(10,716)

Total stockholders’ investment (deficit)	(286,905)	118,647	(5,713)	(120,540)	(294,511)

	$140,445	$283,130	$161,904	$(120,540)	$464,939

14. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2002
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(202,727)	$(149,035)	$(49,514)	$198,549	$(202,727)
Adjustments to reconcile income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	—	153,661	48,961	—	202,622
Depreciation and Amortization	603	8,775	2,468	—	11,846
Income (loss) from investment in subsidiaries	198,549	—	—	(198,549)	—
Changes in other operating activities	10,041	(13,488)	1,310	—	(2,137)

Net cash provided by (used for) operating activities	6,466	(87)	3,225	—	9,604

INVESTING ACTIVITIES:
Capital expenditures	—	189	(4,239)	—	(4,050)

Net cash provided by (used for) investing activities	—	189	(4,239)	—	(4,050)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	22,200	—	2,140	—	24,340
Repayment of revolving credit facilities	(20,400)	—	(2,140)	—	(22,540)
Long-term borrowings	—	—	2,760	—	2,760
Repayment of long-term borrowings	(8,219)	(55)	(1,784)	—	(10,058)
Other	(34)	—	—	—	(34)

Net cash provided by (used for) financing activities	(6,453)	(55)	976	—	(5,532)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(30)	—	(30)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13	47	(68)	—	(8)
CASH AND CASH EQUIVALENTS:
Beginning of period	8	32	1,015	—	1,055

End of period	$21	$79	$947	$—	$1,047

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The Company ordinarily begins working on products awarded for new or redesigned platforms two to five years prior to initial vehicle production. During such period, French incurs (i) costs related to the design and engineering of such products, (ii) costs related to production of the tools and dies used to manufacture the products and (iii) start-up costs associated with the initial production of such product. In general, design and engineering costs are expensed in the period in which they are incurred. Costs incurred in the production of the tools and dies are generally capitalized and reimbursed by the customer prior to production. Start-up costs, which are generally incurred 30 to 60 days immediately prior to and immediately after production, are expensed as incurred.

The contracts the Company enters into typically: (i) range from one year to the life of the platform, (ii) are on a sole-source basis, (iii) do not require the purchase by the customer of any minimum number of units, (iv) are at fixed prices subject to annual price reductions or renegotiations and (v) provide for price adjustments related to changes in the cost of aluminum. The Company’s sales are dependent on its customers’ production schedules which, in turn, are dependent on retail sales of new automobiles and light trucks.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that the following accounting policies fit this definition:

Use of Estimates — Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management’s estimates.

Revenue Recognition — We typically enter into contracts to provide products for the life of a platform for automotive original equipment manufacturers (OEM). Revenue is recognized when the product is shipped from our facility as that is the time that title passes to the customer and the selling price is fixed. We establish reserves as appropriate for any pricing related disputes.

Allowance for Doubtful Accounts — Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts as of March 31, 2003 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

Loss Contracts — We are committed under certain existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. These agreements were part of an acquisition made by the Company in 1999. In such situations, we record a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. Any change in the estimate will result in a change in period income. For the three months ended March 31, 2003 and 2002, $0.7 million and $3.0 million, respectively, of loss contract reserves were used.

Valuation of Long-Lived Assets and Investments — We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying value may not be recoverable. Such changes in circumstances include, but are not limited to, significant adverse changes in the extent or manner in which a long-lived asset or group of assets is being used, the accumulation of costs significantly in excess of the amount originally expected for the acquisition of a long-lived asset or group of assets, current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or group of assets, and expectations that, more likely than not, a long-lived asset or group of assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Goodwill — Upon adoption of SFAS No. 142, we completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of our six reporting units (Sheboygan including Allotech; the Grandville, Michigan, and Glasgow, Kentucky facilities of Nelson; JLF Benton Harbor; JLF UK; and Ansola). The step one impairment test demonstrated that the fair market value of our Grandville, Glasgow, Benton Harbor, and JLF UK reporting units potentially exceeded the carrying value of the related goodwill. We then completed the step two impairment test for these four reporting units by utilizing the valuation techniques previously described for the step one test, and determined the fair value of assets and liabilities, using independent appraisals for property, plant, and equipment and other identifiable intangible assets. After comparing the fair value of these assets and liabilities to the fair value of the reportable units, we concluded that the goodwill associated with these four reportable units was fully impaired.

Accordingly, we recorded a transitional impairment charge of approximately $202.6 million, which was recorded as a cumulative effect of a change in accounting principle on January 1, 2002 in the Company’s consolidated statement of operations for the year ended December 31, 2002, which the Company retroactively reflected in the first quarter of 2002 results

While management believes the estimates utilized in the Company’s step one and step two impairment tests regarding goodwill are reasonable, different assumptions regarding a) recent financial performance, market trends, strategic plans and other available information that management used to estimate the future cash flows; b) the discount rates used to estimate the present value of future cash flows, c) the market multiple used to in part to estimate the enterprise value of our reporting units, and d) the estimates of fair value of identifiable assets, other than goodwill, could materially affect these valuations. We continue to assess the realizability, annually and whenever events and circumstances warrant it, of the remaining goodwill of $95.2 million, which is associated with the Sheboygan and Ansola reporting units. If the fair value of the goodwill is determined under the provisions of SFAS 142 to be less than book value, we will record the appropriate impairment charge. There were no events or circumstances in the three months ended March 31, 2003 that warranted our analysis for potential impairment.

Pension and Other Post-Employment Benefits — The determination of the obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, as well as expected increases in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes the current assumptions are appropriate based on available information, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and other postretirement obligations and the future expense.

Income Tax Accounting — As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized, considering future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations. The Company’s historical results have been adversely impacted by the impairment of goodwill and the restructuring charge previously discussed as well as other non-recurring events such as integration difficulties involving the acquisition of Nelson. As a result of accounting charges related to these events, the Company has incurred accounting losses on a cumulative basis since 1999. While management anticipates there will be positive income generated over time due to significant new business awards and cost reductions that will result from planned restructuring, the interpretations of SFAS No. 109 place greater emphasis on historical results and verifiable events than projected future results. Because SFAS No. 109, “Accounting for Income Taxes”, requires the Company to weight historical reported results greater than projections of future income, management increased the valuation allowance on the deferred tax assets to $93.3 million at the end of 2002. As the Company potentially realizes positive earnings in the future, we will reassess the need for this valuation allowance, and based on positive historical earnings and projections that demonstrate all or a portion of the related tax assets will be utilized, we will appropriately reduce the valuation allowance and credit the income tax provision.

Restructuring Costs — In 2002, we recorded a pre-tax restructuring charge of $21.3 million in regards to the closing of our Grandville, Michigan facility as described in Note 7 to the condensed consolidated financial statements. Included in this charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. These charges related to the impairment of property, plant and equipment, lease terminations, employee-related costs and other exit costs. These actions are expected to result in the net workforce reduction of approximately 100 salaried and hourly employees (original estimate was approximately 225), the elimination of approximately 224,000 square feet of facilities and the disposal of assets associated with the exited facilities. Shutdown expenses that occur in 2003 will be expensed in accordance with SFAS No. 146.

Contingencies — The Company is involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Sales — Sales for the three months ended March 31, 2003 increased by $8.9 million, or approximately 6.6%, to $143.6 million from $134.7 million for the three months ended March 31, 2002. Sales from our North American operations decreased to $110.4 million in the 2003 period from $111.2 million in the 2002 period. The North American operations were negatively impacted by weaker production of specific Ford and General Motors (“GM”) platforms, resulting in $4.1 million of lower sales. This was partially offset by higher aluminum prices in the 2003 period, which are passed through to customers, increasing sales by $4.5 million versus the 2002 period. The remainder of the difference was due to lower pricing, exchange rate fluctuations, and component mix.

Sales from our European operations increased to $33.2 million for the three months ended March 31, 2003 from $23.5 million for the three months ended March 31, 2002. Changes in currency rates had the effect of increasing sales by $4.4 million in the 2003 period. The remaining increase was due to net new business, which began production during 2002, including new programs with TRW, Ford, and GM.

Cost of Sales — Cost of sales for the three months ended March 31, 2003 increased by $6.8 million, to $125.0 million from $118.2 million for the three months ended March 31, 2002. As a percentage of sales, costs decreased to 87.0% in the 2003 period from 87.7% in the 2002 period, despite lower utilization of loss contract reserves from $3.0 million in the 2002 period to $0.7 million in the 2003 period, which increased costs as a percent of sales by 1.6%. Higher aluminum prices, which are passed on to our customers, had the impact of increasing costs as a percentage of sales by 1.3% in the 2003 period. These cost increases were offset by significant improvement in labor productivity, reduced supplies costs, lower scrap and improved usage control in a variety of manufacturing expenses.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended March 31, 2003 increased $0.4 million to $4.1 million from $3.7 million for the three months ended March 31, 2002. As a percentage of sales, these costs increased to 2.8% in the 2003 period from 2.7% in the 2002 period. The year over year change is attributable mainly to slightly higher labor costs.

Other Expense — During the three months ended March 31, 2003, the Company recorded a non-cash charge of $1.7 million related to exchange rates on debt denominated in foreign currencies.

Interest Expense — Interest expense for the three months ended March 31, 2003 was $18.4 million, an increase of $5.8 million from $12.6 million in the three months ended March 31, 2002. Interest expense includes $0.8 million and $0.6 million of debt amortization costs in the 2003 and 2002 periods, respectively. Excluding the debt amortization costs, interest expense increased $5.6 million in the 2003 period. $5.2 million of this increase was driven by higher weighted average interest rates, while $0.4 was caused by higher average debt balances.

Income Taxes — Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” the Company continues to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, the Company provides a valuation allowance for tax benefits associated with carryforward foreign losses. Provision for income taxes of $0.1 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively, is primarily the result of minimum state taxes in the U.S. that are not income based.

Liquidity and Capital Resources

Sources of Cash

The Company’s principal sources of cash are cash flow from operations, commercial borrowings and sale of equity securities. For the three months ended March 31, 2003 and 2002, we generated cash from operations of $17.7 million and $9.6 million, respectively. Cash generated from operations before changes in working capital items was $18.1 million for the 2003 period compared to $11.7 million in the 2002 period. Changes in working capital generated cash of $11.1 million during the 2003 period compared to using $2.1 million in the 2002 period. The increases in working capital resulted from changes in trade receivable, inventory and trade payable levels. Trade receivable balances increased in the 2003 period, requiring $3.2 million of cash. The receivables growth in the 2003 period was a result of higher sales as compared to the 2002 period. Inventory growth, needed to support higher sales in the 2003 period, used cash of $1.6 million, compared to the $4.0 million source of cash realized by inventory reduction in the 2002 period. Increased accounts payable was a source of cash of $5.1 million in the 2003 period compared to a $5.5 million cash used in the 2002 period. This increase was enhanced by less restrictive trade credit terms experienced after the Company’s debt refinancing discussed below.

In December 2002, we amended our senior credit facility and incurred the additional following indebtedness:

(i)	$95.0 million of a Tranche C term loan under the senior credit facility, which resulted in proceeds of $90.3 million after payment of certain fees to the lenders. The Tranche C term loan is part of our senior credit facility and matures in October 2006. The loan bears interest at the greater of 11% or prime plus 6%, payable quarterly. There are no scheduled principal payments until maturity. All principal payments are subject to an exit fee of 5% of such principal payment.

(ii)	$96.4 million secured second lien term loan, which resulted in net proceeds of $94.0 million net of debt discount. The secured second lien term loan bears 12% cash interest, payable quarterly, and 7% deferred interest. The principal and deferred interest are due on December 31, 2007. The term loan is secured by a second lien on substantially all of our domestic assets. We also issued warrants to acquire 5% of our authorized Q-1 shares to the lenders of the secured second lien term loans.

Concurrently with the debt issuances, we issued 65.1 million shares of Class Q-1 and 11.6 million shares of Class Q-2 common stock to a partnership owned by certain of our stockholders for total proceeds of $1.0 million.

The net proceeds from the debt and stock issuances described above were used to retire all tranche A term loan balances of $125.4 million, repay $16.6 million of the tranche B term loan, reduce borrowings under the revolving credit facility by $33.8 million and pay transaction related costs of $9.5 million.

In connection with the financing described above, we also amended our senior credit facility to extend the revolving credit facility availability until June 30, 2006. Our senior credit facility and the secured second lien notes include certain restrictive financial covenants including minimum interest coverage and maximum leverage ratios. We were in compliance with all financial covenants at March 31, 2003 and December 31, 2002.

As of March 31, 2003, our senior credit facility consisted of: (i) a $132.7 million tranche B term loan that matures in October 2006, bears interest at prime plus 3.5% or LIBOR plus 4.5% and has no scheduled principal repayments until maturity; (ii) a $95.0 million tranche C term that matures in October 2006, bears interest at the greater of 11% or prime plus 6% and has no scheduled principal repayments until maturity; and (iii) a $90.0 million revolving credit facility. As of March 31, 2003, borrowings outstanding totaled $43.7 million under the revolving credit facility. As of March 31, 2003, rates on borrowings under the senior credit facility varied from 5.35% to 11.0%.

Uses of Cash

Net cash used in investing activities was $10.4 million for the three months ended March 31, 2003 compared to $4.1 million for the three months ended March 31, 2002, all of which represent capital expenditures. Such capital expenditures were primarily for equipment purchases related to new programs and replacement programs, as well as general maintenance. In 2002, we entered into a sale-leaseback on certain equipment in the amount of $4.6 million at the Glasgow, Kentucky facility.

Net cash used for financing activities for the three months ended March 31, 2003 and 2002 totaled $8.6 million and $5.5 million, respectively. During the 2003 period, the net cash used was primarily due to cash outlays for the repayment of the unsecured sterling loan notes in February 2003 offset by borrowings under revolving credit facilities.

Liquidity

We have a substantial amount of leverage. As of March 31, 2003, we had outstanding indebtedness of approximately $578.1 million. In addition, our cash interest expense will approximate $56.8 million in 2003. However, the December 2002 financing transactions eliminated all scheduled senior debt principal repayments until 2006. As of March 31, 2003, we had borrowing availability under our revolving credit facility and cash on hand of approximately $44.5 million.

We believe that cash generated from operations together with available borrowings under our senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures for the foreseeable future. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in either our business or the automotive market in general. There can be no assurances, however, that these assumptions will turn out to be correct.

At March 31, 2003, our commercial commitments included $3.9 million of standby letters of credit which were available under our senior credit facility.

Seasonality

The Company typically experiences decreased sales and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

Effects of Inflation

Inflation affects the Company in two principal ways. First, a portion of the Company’s debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. While the contracts with customers provides for pass through increases in the price of aluminum, the Company does not have the ability to pass through inflation-related cost increases for labor and other costs. In the past few years, however, inflation has not significantly affected operating results.

Market Risk

The Company is exposed to various market risks arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The strategy for management of currency risk relies primarily upon conducting operations in such countries’ respective currencies and the Company may, from time to time, engage in hedging programs intended to reduce its exposure to currency fluctuations. The counterparties are major financial institutions.

Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2003, all of the Company’s debt other than the outstanding senior subordinated notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.1 million.

The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on the floating rate long-term debt. This agreement effectively changes the interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 6.6%. The interest rate swap agreement matures December 31, 2003. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of March 31, 2003 was a liability of $0.8 million, which is reflected as a current liability in the March 31, 2003 balance sheet.

A portion of the Company’s sales is derived from manufacturing operations in the UK, Spain and Mexico. The results of operations and the financial position of the operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

Certain of the Company’s assets are located in foreign countries and are translated into U.S. dollars at currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, the consolidated stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 effective January 1, 2002.

Upon adoption of SFAS No. 142, the Company completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its five reporting units (Sheboygan including Allotech, the Grandville, Michigan and Glasgow, Kentucky facilities of Nelson, JLF Benton Harbor, JLF UK, and Ansola). Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to its Nelson, Benton Harbor, and JLF UK reporting units was lower than the book value of those particular reporting units, resulting in a transitional impairment charge of approximately $202.6 million. This charge represents the entire write-off for the Nelson, Benton Harbor, and JLF UK reporting units’ goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle on January 1, 2002 in the Company’s consolidated statement of operations for the year ended December 31, 2002.

The Company will also perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.

The change in the carrying amount of goodwill for the three months ended March 31, 2003, by reporting units, were as follows (in thousands):

	Sheboygan	Nelson	Benton Harbor	UK	Ansola	Total

Balance at December 31, 2002	$84,647	$—	$—	$—	$10,524	$95,171
Currency translation adjustment	—	—	—	—	306	306
Balance at March 31, 2003	$84,647	$—	$—	$—	$10,830	$95,477

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting and reporting standards of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company’s adoption of SFAS No. 143 on January 1, 2003 did not have a material effect on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. See Note 7 for further discussion.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” This statement also requires sales-leaseback accounting for certain transactions and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003 and, as a result the $13.5 million extraordinary loss recorded in the fourth quarter of 2002 related to the early retirement of debt will be presented as a component of income from continuing operations for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. The Company announced the closure of its Grandville facility on December 31, 2002. All accruals related to the closure made in 2002 were in compliance with EITF No. 94-3. Accounting for the exit activities related to this closure will be in accordance with SFAS No. 146 commencing in 2003 and any relevant additional liabilities will be recorded when they are incurred. See Note 7 for further discussion.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not presently sponsor employee stock plans.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company’s third quarter for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company does not hold any variable interest entities.

Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the Company’s ability to develop or successfully introduce new products; (ii) general economic or business conditions affecting the automotive industry; (iii) increased competition in the automotive components supply market; and (iv) the Company’s failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4: CONTROLS AND PROCEDURES

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have concluded, based on that evaluation, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II. OTHER INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings:

None.

Item 2.	Change in Securities:

None.

Item 3.	Defaults Upon Senior Securities:

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 5.	Other Information:

None.

Item 6.	Exhibits and Reports on Form 8-K:

(a)	Exhibits:

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

(i)	Filing on January 15, 2003. The purpose of the filing was to announce changes in the certifying accountant.

(ii)	Filing on February 4, 2003. The purpose of the filing was to amend a previous filing on announcing changes in the certifying accountant.

(iii)	Filing on March 26, 2003. The purpose of the filing was to disclose the Company’s results for the fourth quarter and year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date: May 6, 2003	By /s/ Mark S. Burgess

Mark S. Burgess
Vice President, Chief Financial Officer

CERTIFICATIONS

I, David S. Hoyte, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of J.L. French Automotive Castings, Inc and Subsidiaries.;

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 6, 2003

/s/ David S. Hoyte

David S. Hoyte
Chief Executive Officer

I, Mark S. Burgess, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of J.L. French Automotive Castings, Inc. and Subsidiaries;

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 6, 2003

/s/ Mark S. Burgess

Mark S. Burgess
Chief Financial Officer