Form 10-Q
period 2003-06-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2003-08-11
CIK 1091601

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant’s common stock at August 6, 2003 was 11,383 shares of Class A common stock, 7,124 shares of Class A-1 common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock, 14,248 shares of Class P common stock, 65,118,328 shares of Class Q-1 common stock and 11,592,672 shares of Class Q-2 common stock. Registrant’s common equity is not publicly traded.

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2002 (Unaudited)
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and 2002 (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Management’s Discussion and Analysis of Financial Condition and Results of Operations
EX-31.1 Certification of CEO Pursuant to Sec. 302
EX-31.2 Certification of CFO Pursuant to Sec. 302
EX-32.1 Certification of CEO Pursuant to Sec. 906
EX-32.2 Certification of CFO Pursuant to Sec. 906

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

ITEM 1 — FINANCIAL INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands — Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Sales	$132,963	$146,421
Cost of sales	116,453	125,196

Gross profit	16,510	21,225
Selling, general and administrative expenses	3,758	4,595
Restructuring charges	(58)	—

Operating income	12,810	16,630
Cash interest expense	14,525	12,013
Non-cash interest expense	4,285	449

Interest expense, net	18,810	12,462
Other income	(2,313)	—

(Loss) income before provision for income taxes	(3,687)	4,168
Provision for income taxes	29	1,416

Net (loss) income	$(3,716)	$2,752

The accompanying notes are an integral part
of these condensed consolidated statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands — Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Sales	$276,584	$281,135
Cost of sales	241,415	243,404

Gross profit	35,169	37,731
Selling, general and administrative expenses	7,836	8,287
Restructuring charges	(58)	—

Operating income	27,391	29,444
Cash interest expense	28,980	23,874
Non-cash interest expense	8,207	1,144

Interest expense, net	37,187	25,018
Other income	(617)	—

(Loss) income before provision for income taxes and cumulative effect of change in accounting principle	(9,179)	4,426
Provision for income taxes	97	1,779

(Loss) income before cumulative effect of change in accounting principle	(9,276)	2,647
Cumulative effect of change in accounting principle — writeoff of goodwill	—	(202,622)

Net loss	$(9,276)	$(199,975)

The accompanying notes are an integral part
of these condensed consolidated statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands — Unaudited)

	June 30,	December 31,
ASSETS	2003	2002

Current assets:
Cash and cash equivalents	$2,277	$3,337
Accounts receivable, net	46,698	49,574
Inventories	36,980	35,357
Assets held for sale	4,463	—
Other current assets	20,208	13,437

Total current assets	110,626	101,705
Property, plant and equipment, net	255,662	250,969
Goodwill	96,103	95,171
Intangible and other assets, net	15,832	17,094

	$478,223	$464,939

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$15,323	$12,342
Accounts payable	66,730	56,187
Accrued liabilities	31,684	31,107

Total current liabilities	113,737	99,636
Long-term debt, net of current portion	406,733	398,221
Subordinated notes	175,000	175,000
Other noncurrent liabilities	24,339	26,593

Total liabilities	719,809	699,450

Redeemable common stock	60,000	60,000
Stockholders’ deficit:
Additional paid-in capital	87,538	87,538
Accumulated deficit	(380,609)	(371,333)
Accumulated other comprehensive loss	(8,515)	(10,716)

Total stockholders’ deficit	(301,586)	(294,511)

	$478,223	$464,939

The accompanying notes are an integral part
of these condensed consolidated balance sheets.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands — Unaudited)

	Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(9,276)	$(199,975)
Adjustments to reconcile net loss to net cash provided by operating activities -
Cumulative effect of change in accounting Principle	—	202,622
Deferred costs and amortization of discounts/issuance costs	6,925	1,205
Depreciation and amortization	23,330	22,705
Changes in other operating items	3,167	(22,616)

Net cash provided by operating activities	24,146	3,941

INVESTING ACTIVITIES:
Capital expenditures	(27,714)	(12,059)

Net cash used for investing activities	(27,714)	(12,059)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	30,702	56,331
Repayments of revolving credit facilities	(3,779)	(20,458)
Long-term borrowings	9,713	6,409
Repayment of long-term borrowings	(33,834)	(20,451)
Other	(413)	(150)

Net cash provided by financing activities	2,389	21,681

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	119	56

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,060)	13,619
CASH AND CASH EQUIVALENTS:
Beginning of period	3,337	1,055

End of period	$2,277	$14,674

The accompanying notes are an integral part
of these condensed consolidated statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

J.L. French Automotive Castings, Inc. (“French” or the “Company”) is an international designer and manufacturer of aluminum die cast components and assemblies for the global automotive industry. The Company’s primary operating subsidiaries are J. L. French Corporation (Sheboygan), Allotech International (Allotech), Nelson Metal Products Corporation (Nelson), Shoreline Industries, Inc. (JLF Benton Harbor), J. L. French U.K. Ltd., formerly known as Morris Ashby Ltd. (JLF UK), Fundiciones Viuda de Ansola, S.A. (Ansola), and J. L. French S. de R.L. de C.V. (JLF Mexico), all of which are wholly-owned. The Company has manufacturing facilities located in Kentucky, Michigan, Wisconsin, Mexico, Spain and the United Kingdom.

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

Sales and operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

2.	COMPREHENSIVE (LOSS) INCOME

The following presents comprehensive (loss) income, defined as changes in the stockholders’ deficit except changes related to transactions with stockholders of the Company, for the three and six month periods ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income	$(3,716)	$2,752	$(9,276)	$(199,975)
Change in cumulative translation adjustment	1,822	4,600	2,210	3,699
Derivative instrument unrealized income	(45)	(453)	153	186
Change in other comprehensive income	(288)	(1,030)	(161)	(1,030)

Comprehensive (loss) income	$(2,227)	$5,869	$(7,074)	$(197,120)

3.	GOODWILL

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

The change in the carrying amount of goodwill for the six months ended June 30, 2003, by reporting units, was as follows (in thousands):

	Sheboygan	Ansola	Total

Balance at December 31, 2002	$84,647	$10,524	$95,171
Currency translation adjustment	—	932	932

Balance at June 30, 2003	$84,647	$11,456	$96,103

4.	NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. See Note 8 for further discussion.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. On December 31, 2002, the Company announced the closure of its Grandville facility. All accruals related to the closure made in 2002 were in compliance with EITF No. 94-3. Accounting for the exit activities related to this closure are in accordance with SFAS No. 146 commencing in 2003 and any relevant additional liabilities will be recorded when they are incurred. See Note 8 for further discussion.

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

In April 2003, the FASB released SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective in the quarter ending September 30, 2003. The Company is currently assessing the implementation of SFAS No. 150 specifically as it relates to the $60.0 million of redeemable common stock currently presented between the liabilities and stockholders deficit sections of the condensed consolidated balance sheets. The Company will adopt the provisions of SFAS No. 150 in the third quarter of 2003.

5.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined by the first in, first out (FIFO) or average cost methods, which approximate current costs. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$16,215	$15,005
Work-in-process	8,540	9,407
Finished goods	12,225	10,945

	$36,980	$35,357

6.	SALE-LEASEBACK

In March 2002, the Company entered into an agreement to sell five machines and lease the machines back, applying the provisions of SFAS No. 98, “Accounting for Leases”. All of the assets sold in the transaction were purchased during the first quarter of 2002. Upon the commencement of the lease term, the assets were removed from the Company’s balance sheet in accordance with accounting for the machines as an operating lease. Net proceeds from the sale were approximately $4.6 million. The transaction resulted in a gain of approximately $200,000, which was deferred and is being amortized over the lease term. As of June 30, 2003, the present value of the future minimum lease payments was $2.7 million.

7.	INTEREST RATE SWAP AGREEMENT

At June 30, 2003, the Company had an interest rate swap agreement on $75 million notional amount of long-term debt. The interest rate swap agreement, which expires in December 2003, has been designated as, and meets the criteria for a cash flow hedge. The fair value of the interest rate swap agreement was a liability of $0.6 million and $1.1 million at June 30, 2003 and December 31, 2002, respectively.

8.	RESTRUCTURING

On December 31, 2002, the Company’s board of directors approved a restructuring plan that included the closing of the Grandville, Michigan facility. As a result, the Company recognized a charge to earnings of $21.3 million in the fourth quarter of 2002, which reflected the estimated qualifying exit costs to be incurred over the next year. Included in this charge were estimated costs associated with closing the facility of $3.3 million in accordance with EITF No. 94-3 and asset impairments of $18.0 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities, the closing of the Grandville, Michigan facility resulted in a net workforce reduction of 142 hourly and salaried employees (original estimate was 225 as of December 31, 2002). The 2002 restructuring charge did not cover certain aspects of the activities that are occurring in 2003, including the movement of equipment, severance costs and employee relocation and training. Certain of these costs have been recognized in the three months ended June 30, 2003 with the remaining costs to be recognized in future periods as incurred in accordance with SFAS No. 146.

The Company originally estimated the closure to be completed by the fourth quarter of 2003. On April 1, 2003, the Company distributed notices to all employees notifying them that operations would cease on May 30, 2003. The acceleration of the close was primarily due to available capacity at other lower cost facilities to fulfill customer orders.

The restructuring also required the Company’s pension and post-retirement medical plan obligations to be re-measured for purposes of determining any curtailment gains/losses in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Both plans were re-measured at December 31, 2002 and again at May 30, 2003 upon the accelerated plant closure. The curtailment gains/losses were as follows:

		Post-Retirement
Curtailment Loss (Gain)	Pension Plan	Medical Plan

As of December 31, 2002 re-measurement	$155	$(338)
As of May 30, 2003 re-measurement	148	(784)

The pension plan curtailment loss of $155,000 as of December 31, 2002 was recognized as part of the initial 2002 restructuring charge with a subsequent charge against the restructuring accrual in the three-month period ended June 30, 2003 for $148,000. The post-retirement medical plan curtailment gain was not recognized until May 30, 2003 in accordance with SFAS No. 106.

The accrual of $2.4 million and $3.3 million at June 30, 2003 and December 31, 2002, respectively is recorded in “Accrued liabilities” in the Company’s condensed consolidated balance sheets. The following table provides a rollforward of the restructuring accrual for the six months ended June 30, 2003 (in thousands):

Six Months Ended
June 30, 2003

Accrual balance at December 31, 2002	$3,355
Cash payments	(924)
Charges to expense	(58)

Accrual balance at June 30, 2003	$2,373

The Company anticipates utilizing the remaining restructuring reserves as originally intended, with the ultimate disposition occurring during the year ending December 31, 2003.

During the three months ended June 30, 2003, the Company recorded $726,000 in incremental restructuring charges that had not been specifically reserved for in 2002 in accordance with EITF No. 94-3. These amounts have been recognized as expense as incurred in accordance with SFAS No. 146 and are recorded in “Restructuring charges” along with the $784,000 post-retirement medical plan curtailment gain in the accompanying condensed consolidated statements of operations. The amount was comprised of the following (in thousands):

Three Months Ended
June 30, 2003

Post-retirement medical plan curtailment gain	$(784)
Equipment moving costs	385
Performance and severance	243
Other	98

$(58)

In connection with the closing of the Grandville facility in the second quarter of 2003, the Company assessed property, plant and equipment in accordance with SFAS No. 144 and reclassified $4.5 million as current assets based on the Company’s preliminary assessment of the likelihood of sale of those assets. This amount is classified as “Assets held for sale” in the accompanying condensed consolidated balance sheets.

9.	INCOME TAXES

As of June 30, 2003, the Company had approximately $15.4 million of state tax credit carry forwards which expire through 2017, $77.7 million of state net operating loss carry forwards which expire between 2014 and 2022, $9.0 million of foreign net operating loss carry forwards which expire in 2017 and $144.0 million of federal net operating loss carry forwards which expire between 2018 and 2022.

In the fourth quarter of 2002, the Company recorded a valuation allowance for its U.S. Federal and all state deferred tax assets. In prior years, the Company recorded a valuation allowance for its foreign deferred tax assets and certain state deferred tax assets. In accordance with SFAS No. 109 “Accounting for Income Taxes” and relevant interpretations of SFAS No. 109, a valuation allowance is to be provided when it is more likely than not that the related deferred tax assets will not be utilized. Reported historical income has been adversely impacted by the write-off of goodwill, the restructuring charge and other non-recurring events such as integration difficulties involving the acquisition of Nelson Metal Products. As a result of accounting charges related to these events, the Company has incurred accounting losses on a cumulative basis since 1999. While management anticipates there will be positive income generated over time due to significant new business awards and cost reductions that will result from planned restructuring, the interpretations of SFAS No. 109 place greater emphasis on historical results and verifiable events than projected future results. Because SFAS No. 109 requires the Company to weight historical reported results greater than projections of future income, the Company provided a complete valuation allowance on the deferred tax assets. The Company will continue to assess the need for a valuation allowance on these assets in the future. As a result of the valuation allowance on deferred tax assets, the Company did not provide an income tax benefit for the loss incurred in the first six months of 2003, but did record an income tax provision, primarily related to minimum state net worth, franchise taxes and Mexican asset taxes.

10.	LONG-TERM DEBT

Long-term senior debt consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Senior credit facility:
Revolving credit facility	$54,137	$26,902
Tranche B term loan	133,235	132,707
Tranche C term loan	96,113	95,000

Total senior credit facility	283,485	254,609
Secured second lien term loans, net of unamortized discount of $2,212 and $2,455	97,678	93,955
Unsecured sterling loan notes	—	24,730
Peseta term loans	15,272	14,359
Obligations under capital leases and other	25,621	22,910

Total senior debt	422,056	410,563
Less current portion	(15,323)	(12,342)

Total long-term senior debt	$406,733	$398,221

The Company and certain of its subsidiaries have a senior credit facility that provides a tranche B term loan, a tranche C term loan and revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of June 30, 2003, after taking into consideration outstanding borrowings under the revolving credit facility of $54.1 million and outstanding letters of credit of $3.9 million, the Company had borrowing availability under the revolving credit facility and cash on hand of approximately $34.3 million.

As of June 30, 2003, rates on borrowings under the senior credit facility varied from 5.1% to 11.0%. Borrowings under both tranches are due and payable in October 2006. The revolving credit facility is available until June 2006. The senior credit facility is secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company (“Guarantors”), in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. All tranche principal payments are subject to an exit fee: Tranche B is 1% in 2003, 2% in 2004, and 3% in 2005 and thereafter, Tranche C is 5% for the duration. Additionally, the Tranche C is subject to a 1% annual anniversary fee. As of June 30, 2003, $0.5 million and $1.1 million of the outstanding debt balances represent accrued fees on Tranche B and Tranche C, respectively. As of December 31, 2002, there were no accrued fees in the outstanding debt balances.

In December 2002, the Company issued a secured second lien term loan of $96.4 million, resulting in net proceeds of $94.0 million. The loan bears 12% cash interest, payable quarterly, and 7% deferred interest, payable in 2007. As of June 30, 2003 and December 31, 2002, $3.4 million and $0.1 million, respectively, of the outstanding debt balance is accrued interest paid-in-kind. The borrowings and deferred interest are due and payable in December 2007. Borrowings under the loan are secured by a second lien on all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

The senior credit facility and secured second lien term loan include certain quarterly restrictive covenants. The Company was in compliance with all financial covenants at June 30, 2003 and December 31, 2002.

Borrowings under the Tranche B and Tranche C term loans and secured second lien term loan are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the agreements. As of June 30, 2003, no such prepayments were required.

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

11.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Cash paid for -
Interest	$19,182	$15,356	$28,117	$22,242
Income taxes, net of refunds received	182	(186)	335	169

The following table presents a reconciliation of total cash paid for interest in the period to the total interest expense recorded in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Cash paid for interest	$19,182	$15,356	$28,117	$22,242
Change in accrual	(4,657)	(3,343)	863	1,632
Plus:
Non-cash
Secured second term lien loan 7% “in-kind” accrual	1,718	—	3,406	—
Debt issuance cost amortization	834	577	1,660	1,154
Tranches exit/anniversary fee accruals	1,051	—	1,616	—
Secured second term lien loan discount amortization	122	—	243	—
Interest rate swap prepaid interest amortization	747	—	1,494	—
Other	(187)	(128)	(212)	(10)

Total non-cash	4,285	449	8,207	1,144

Interest expense, net	$18,810	$12,462	$37,187	$25,018

12.	FOREIGN CURRENCY TRANSACTIONS

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of other accumulated comprehensive income (loss). To the extent that transactions are denominated in a currency other than the functional currency, any changes in the expected amount of functional currency cash flows upon settlement of the transaction due to changes in exchange rates will be considered in determining earnings during the period. During the three and six months ended June 30, 2003, the Company recorded $2.3 million and $0.6 million, respectively, of foreign currency exchange income with regards to borrowings by the U.S. based company to JLF UK. This amount is reflected in “Other income” in the accompanying condensed consolidated statements of operations.

13.	STOCKHOLDERS’ DEFICIT

The following table presents a summary of activity in the accumulated deficit account for the six months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended
	June 30,

	2003	2002

Beginning balance	$(371,333)	$(106,295)
Net loss	(9,276)	(199,975)
Dividends	—	(2,400)

Ending balance	$(380,609)	$(308,670)

The Company accrued dividends of $2.4 million on the outstanding Class P common stock for the six months ended June 30, 2002 and these dividends were included in “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheets.

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

14.	LOSS CONTRACTS

As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. At December 31, 2002, the liability for those losses was $2.8 million. For the six months ended June 30, 2003, the liability was reduced by $1.7 million; $0.7 million due to sales of products and $1.0 million due to cost reductions from the movement of certain production from the closed Grandville facility on May 30, 2003 to other lower cost facilities and reductions in estimated future shipments. The reserve for loss contracts at June 30, 2003 consisted of a $0.6 million current liability and $0.5 million of long-term liability.

15.	CONDENSED CONSOLIDATING INFORMATION

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

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Retained Earnings (Deficit)
For the Three Months Ended June 30, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$100,202	$32,761	$—	$132,963
Cost of sales	—	85,697	30,756	—	116,453

Gross profit	—	14,505	2,005	—	16,510
Selling, general and administrative expenses	1,188	1,816	754	—	3,758
Restructuring charges	—	(58)	—	—	(58)

Operating income (loss)	(1,188)	12,747	1,251	—	12,810
Interest expense, net	12,734	5,270	806	—	18,810
Other expense (income)	—	—	(2,313)	—	(2,313)

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries	(13,922)	7,477	2,758	—	(3,687)
Provision (benefit) for income Taxes	(49)	192	(114)	—	29
Equity in earnings of Subsidiaries	10,157	—	—	(10,157)	—

Net income (loss)	$(3,716)	$7,285	$2,872	$(10,157)	$(3,716)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(376,893)	$(132,483)	$(70,972)	$203,455	$(376,893)
Net income (loss)	(3,716)	7,285	2,872	(10,157)	(3,716)

Ending balance	$(380,609)	$(125,198)	$(68,100)	$193,298	$(380,609)

15.  Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Retained Earnings (Deficit)
For the Six Months Ended June 30, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$209,735	$66,849	$—	$276,584
Cost of sales	—	179,767	61,648	—	241,415

Gross profit	—	29,968	5,201	—	35,169
Selling, general and administrative expenses	1,981	4,319	1,536		7,836
Restructuring charges	—	(58)	—	—	(58)

Operating income (loss)	(1,981)	25,707	3,665	—	27,391
Interest expense, net	24,832	10,619	1,736	—	37,187
Other expense (income)	—	—	(617)	—	(617)

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries	(26,813)	15,088	2,546	—	(9,179)
Provision (benefit) for income Taxes	(118)	377	(162)	—	97
Equity in earnings of Subsidiaries	17,419	—	—	(17,419)	—

Net income (loss)	$(9,276)	$14,711	$2,708	$(17,419)	$(9,276)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(371,333)	$(139,909)	$(70,808)	$210,717	$(371,333)
Net income (loss)	(9,276)	14,711	2,708	(17,419)	(9,276)

Ending balance	$(380,609)	$(125,198)	$(68,100)	$193,298	$(380,609)

15.  Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of June 30, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$16	$119	$2,142	$—	$2,277
Accounts receivable, net	73,358	30,329	27,994	(84,983)	46,698
Inventories	—	26,896	10,084	—	36,980
Assets held for sale	—	4,463	—	—	4,463
Other current assets	1,581	12,694	5,933	—	20,208

Total current assets	74,955	74,501	46,153	(84,983)	110,626
Property, plant and equipment, net	—	137,722	117,940	—	255,662
Investment in subsidiaries	137,959	—	—	(137,959)	—
Goodwill	267	84,647	11,189	—	96,103
Intangible and other assets, net	15,300	92	440	—	15,832

	$228,481	$296,962	$175,722	$(222,942)	$478,223

LIABILITIES & STOCKHOLDERS’ INVESTMENT (DEFICIT):
Current liabilities:
Current portion of long-term debt	$482	$248	$14,593	$—	$15,323
Accounts payable	546	45,823	20,361	—	66,730
Accrued liabilities	5,752	17,723	8,209	—	31,684

Total current liabilities	6,780	63,794	43,163	—	113,737
Long-term debt, net of current portion	453,373	41,459	86,901	—	581,733
Other noncurrent liabilities	3,500	7,460	13,379	—	24,339
Intercompany	—	50,859	34,124	(84,983)	—

Total liabilities	463,653	163,572	177,567	(84,983)	719,809
Redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Additional paid-in capital	87,538	259,808	71,449	(331,257)	87,538
Retained earnings (deficit)	(380,609)	(125,198)	(68,100)	193,298	(380,609)
Accumulated other comprehensive loss	(2,101)	(1,220)	(5,194)	—	(8,515)

Total stockholders’ investment (deficit)	(295,172)	133,390	(1,845)	(137,959)	(301,586)

	$228,481	$296,962	$175,722	$(222,942)	$478,223

15.  Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(9,276)	$14,712	$2,707	$(17,419)	$(9,276)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Deferred costs	6,925	—	—	—	6,925
Depreciation and amortization	—	16,744	6,586	—	23,330
Income from investment in subsidiaries	(17,419)	—	—	17,419	—
Changes in other operating items	18,894	(13,170)	(2,557)	—	3,167

Net cash (used for) provided by operating activities	(876)	18,286	6,736	—	24,146

INVESTING ACTIVITIES:
Capital expenditures	—	(18,223)	(9,491)	—	(27,714)

Net cash used for investing activities	—	(18,223)	(9,491)	—	(27,714)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	28,100	—	28,073	(25,471)	30,702
Repayment of revolving credit facilities	(26,820)	—	(2,430)	25,471	(3,779)
Long-term borrowings	—	—	9,713	—	9,713
Repayment of long-term borrowings	—	(118)	(33,716)	—	(33,834)
Other	(413)	—	—	—	(413)

Net cash provided by (used for) financing activities	867	(118)	1,640	—	2,389

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	119	—	119

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9)	(55)	(996)	—	(1,060)
CASH AND CASH EQUIVALENTS:
Beginning of period	25	174	3,138	—	3,337

End of period	$16	$119	$2,142	$—	$2,277

15.  Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)
For the Three Months Ended June 30, 2002
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$120,016	$26,405	$—	$146,421
Cost of sales	—	101,198	23,998	—	125,196

Gross profit	—	18,818	2,407	—	21,225
Selling, general and administrative expenses	1,382	2,661	552	—	4,595

Operating income (loss)	(1,382)	16,157	1,855	—	16,630
Interest expense, net	5,739	5,251	1,472	—	12,462

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries and cumulative effect of change in accounting principle	(7,121)	10,906	383	—	4,168
Provision (benefit) for income Taxes	(2,361)	3,777	—	—	1,416
Equity in earnings of Subsidiaries	7,512	—	—	(7,512)	—

Income (loss) before cumulative effect of change in accounting principle	2,752	7,129	383	(7,512)	2,752
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$2,752	$7,129	$383	$(7,512)	$2,752

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(310,222)	$(139,627)	$(68,912)	$208,539	$(310,222)
Net income (loss)	2,752	7,129	383	(7,512)	2,752
Dividends	(1,200)	—	—	—	(1,200)

Ending balance	$(308,670)	$(132,498)	$(68,529)	$201,027	$(308,670)

15.  Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)
For the Six Months Ended June 30, 2002
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$230,302	$50,833	$—	$281,135
Cost of sales	—	196,306	47,098	—	243,404

Gross profit	—	33,996	3,735	—	37,731
Selling, general and administrative expenses	2,219	5,011	1,057	—	8,287

Operating income (loss)	(2,219)	28,985	2,678	—	29,444
Interest expense	11,430	10,740	2,848	—	25,018

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries and cumulative effect of change in accounting principle	(13,649)	18,245	(170)	—	4,426
Provision (benefit) for income Taxes	(4,711)	6,490	—	—	1,779
Equity in earnings of Subsidiaries	(191,037)	—	—	191,037	—

Income (loss) before cumulative effect of change in accounting principle	(199,975)	11,755	(170)	191,037	2,647
Cumulative effect of change in accounting principle	—	(153,661)	(48,961)	—	(202,622)

Net income (loss)	$(199,975)	$(141,906)	$(49,131)	$191,037	$(199,975)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(106,295)	$9,408	$(19,398)	$9,990	$(106,295)
Net income (loss)	(199,975)	(141,906)	(49,131)	191,037	(199,975)
Dividends	(2,400)	—	—	—	(2,400)

Ending balance	$(308,670)	$(132,498)	$(68,529)	$201,027	$(308,670)

15.  Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of December 31, 2002
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$25	$174	$3,138	$—	$3,337
Accounts receivable, net	—	25,305	24,269	—	49,574
Inventories	—	27,417	7,940	—	35,357
Other current assets	3,119	4,635	5,683	—	13,437

Total current assets	3,144	57,531	41,030	—	101,705
Property, plant and Equipment, net	—	140,720	110,249	—	250,969
Investment in subsidiaries	120,540	—	—	(120,540)	—
Goodwill	267	84,647	10,257	—	95,171
Intangible and other assets, Net	16,494	232	368	—	17,094

	$140,445	$283,130	$161,904	$(120,540)	$464,939

LIABILITIES & STOCKHOLDERS’ INVESTMENT (DEFICIT):
Current liabilities:
Current portion of long-term debt	$—	$241	$12,101	$—	$12,342
Accounts payable	8,952	30,548	16,687	—	56,187
Accrued liabilities	4,108	18,884	8,115	—	31,107

Total current liabilities	13,060	49,673	36,903	—	99,636
Long-term debt, net of current portion	447,211	41,585	84,425	—	573,221
Other noncurrent liabilities	4,674	9,032	12,887	—	26,593
Intercompany	(97,595)	64,193	33,402	—	—

Total liabilities	367,350	164,483	167,617	—	699,450
Redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Additional paid-in capital	87,538	259,808	71,449	(331,257)	87,538
Retained earnings (deficit)	(371,333)	(139,909)	(70,808)	210,717	(371,333)
Accumulated other comprehensive loss	(3,110)	(1,252)	(6,354)	—	(10,716)

Total stockholders’ investment (deficit)	(286,905)	118,647	(5,713)	(120,540)	(294,511)

	$140,445	$283,130	$161,904	$(120,540)	$464,939

15.  Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2002
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(199,975)	$(141,906)	$(49,131)	$191,037	$(199,975)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	—	153,661	48,961	—	202,622
Deferred costs	1,205	—	—	—	1,205
Depreciation and Amortization	—	17,482	5,223	—	22,705
Income (loss) from investment in subsidiaries	191,037	—	—	(191,037)	—
Changes in other operating items	(3,818)	(15,316)	(3,482)	—	(22,616)

Net cash provided by (used for) operating activities	(11,551)	13,921	1,571	—	3,941

INVESTING ACTIVITIES:
Capital expenditures	—	(5,532)	(6,527)	—	(12,059)

Net cash provided by (used for) investing activities	—	(5,532)	(6.527)	—	(12,059)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	51,300	—	5,031	—	56,331
Repayment of revolving credit facilities	(18,700)	—	(1,758)	—	(20,458)
Long-term borrowings	—	—	6,409	—	6,409
Repayment of long-term borrowings	(16,488)	(110)	(3,853)	—	(20,451)
Other	(150)	—	—	—	(150)

Net cash provided by (used for) financing activities	15,962	(110)	5,829	—	21,681

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	56	—	56

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,411	8,279	929	—	13,619
CASH AND CASH EQUIVALENTS:
Beginning of period	8	32	1,015	—	1,055

End of period	$4,419	$8,311	$1,944	$—	$14,674

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

The contracts the Company enters into typically (i) range from one year to the life of the platform, (ii) are on a sole-source basis, (iii) do not require the purchase by the customer of any minimum number of units, (iv) are at fixed prices subject to annual price reductions or renegotiations and (v) provide for price adjustments related to changes in the cost of aluminum. The Company’s sales are dependent on its customers’ production schedules which, in turn, are dependent on retail sales of new passenger cars and light trucks.

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

Allowance for Doubtful Accounts — Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts as of June 30, 2003 was adequate.

Loss Contracts — We are committed under certain existing agreements to supply products to our customers at selling prices which are not sufficient to cover the costs to produce such product. These agreements were part of an acquisition made by the Company in 1999. In such situations, we record a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. Any change in the estimate will result in a change in period income. For the six months ended June 30, 2003 and 2002, $1.7 million and $4.5 million, respectively, of loss contract reserves were used.

Valuation of Long-Lived Assets and Investments — We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable. Such changes in circumstances include, but are not limited to, significant adverse changes in the extent or manner in which a long-lived asset or group of assets is being used, the accumulation of costs significantly in excess of the amount originally expected for the acquisition of a long-lived asset or group of assets, current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or group of assets, and expectations that, more likely than not, a long-lived asset or group of assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The closure of our Grandville production facility, which was announced in December 2002, prompted our review of the recoverability of long-lived assets at the Grandville facility. We categorized the Grandville assets by those that will be transferred to our Sheboygan and Glasgow production facilities, those that will be sold, and those that will be disposed. We projected the future cash flows on the latter two categories of these assets to be less than their carrying value. Our estimated future cash flows for the Grandville assets included assumptions regarding the fair value of assets to be sold, based in part on independent appraisals, and the extent of use and duration of time, which the assets will continue to be utilized. While management believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations. See further discussion of the Grandville closure under “Restructuring Costs” below.

Goodwill — Upon adoption of SFAS No. 142, we completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of our five reporting units (Sheboygan including Allotech; the Grandville, Michigan, and Glasgow, Kentucky facilities of Nelson; JLF Benton Harbor; JLF UK; and Ansola). The step one impairment test demonstrated that the fair market value of our Nelson, Benton Harbor, and JLF UK reporting units potentially exceeded the carrying value of the related goodwill. We then completed the step two impairment test for these four reporting units by utilizing the valuation techniques previously described for the step one test, and determined the fair value of assets and liabilities, using independent appraisals for property, plant, and equipment and other identifiable intangible assets. After comparing the fair value of these assets and liabilities to the fair value of the reportable units, we concluded that the goodwill associated with these three reportable units was fully impaired.

Accordingly, we recorded a transitional impairment charge of approximately $202.6 million, which was recorded as a cumulative effect of a change in accounting principle on January 1, 2002 in the Company’s consolidated statement of operations for the year ended December 31, 2002, which the Company retroactively reflected in the first quarter of 2002 results.

While management believes the estimates utilized in the Company’s step one and step two impairment tests regarding goodwill are reasonable, different assumptions regarding i) recent financial performance, market trends, strategic plans and other available information that management used to estimate the future cash flows; ii) the discount rates used to estimate the present value of future cash flows, iii) the market multiple used to in part to estimate the enterprise value of our reporting units, and iv) the estimates of fair value of identifiable assets, other than goodwill, could materially affect these valuations. We continue to assess the realizability, annually and whenever events and circumstances warrant it, of the remaining goodwill of $96.1 million as of June 30, 2003, which is associated with the Sheboygan and Ansola reporting units. If the fair value of the goodwill is determined under the provisions of SFAS No. 142 to be less than book value, we will record the appropriate impairment charge. There were no events or circumstances in the six months ended June 30, 2003 that warranted our analysis for potential impairment.

Pension and Other Post-Employment Benefits — The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, as well as expected increases in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes the current assumptions are appropriate based on available information, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and other post-retirement obligations and the future expense.

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

Restructuring Costs — In 2002, we recorded a pre-tax restructuring charge of $21.3 million in regards to the closing of our Grandville, Michigan facility as described in Note 8 to the condensed consolidated financial statements. Included in this charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. These charges related to the impairment of property, plant and equipment, lease terminations, employee-related costs and other exit costs. These actions resulted in the net workforce reduction of 142 salaried and hourly employees (original estimate was approximately 225 at December 31, 2002), the elimination of approximately 224,000 square feet of facilities and the disposal of assets associated with the exited facilities. Shutdown expenses that occur in 2003 are being expensed in accordance with SFAS No. 146.

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

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

Sales — Sales for the three months ended June 30, 2003 decreased by $13.4 million, or approximately 9.2%, to $133.0 million from $146.4 million for the three months ended June 30, 2002. Sales from our North American operations decreased to $101.2 million in the 2003 period from $121.5 million in the 2002 period. The North American operations were negatively impacted by weaker production of specific Ford and General Motors (“GM”) platforms, resulting in $17.8 million of lower sales. The remainder of the difference was due to lower pricing, exchange rate fluctuations, and component mix.

Sales from our European operations increased to $31.8 million for the three months ended June 30, 2003 from $24.9 million for the three months ended June 30, 2002. Changes in currency rates had the effect of increasing sales by $4.1 million in the 2003 period. The remaining increase was due to net new business, including new programs with TRW, Ford, and GM.

Cost of Sales — Cost of sales for the three months ended June 30, 2003 decreased by $8.7 million, to $116.5 million from $125.2 million for the three months ended June 30, 2002. As a percentage of sales, costs increased to 87.6% in the 2003 period from 85.5% in the 2002 period. Higher aluminum prices, which are passed on to our customers, had the impact of increasing costs as a percentage of sales by 1.6% in the 2003 period. Depreciation expense rose slightly, resulting in a 1.0% increase in costs as a percentage of sales. These cost increases were offset by significant improvement in labor productivity, reduced supplies costs, lower scrap and improved usage control in a variety of manufacturing expenses.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended June 30, 2003 decreased $0.8 million to $3.8 million from $4.6 million for the three months ended June 30, 2002. As a percentage of sales, these costs decreased to 2.9% in the 2003 period from 3.1% in the 2002 period. The year over year change is attributable mainly to reduced legal and other professional service expenses.

Other Income — During the three months ended June 30, 2003, the Company recorded non-cash income of $2.3 million related to exchange rates on debt denominated in foreign currencies.

Interest Expense — Cash interest expense for the three months ended June 30, 2003 was $14.5 million compared to $12.0 million in the three months ended June 30, 2002. The increase was the result of higher weighted average interest rates in the 2003 period. Non-cash interest expense in the second quarter of 2003 was $4.3 million compared to $0.4 million in 2002. The increase is the result of the December 2002 refinancing.

Provision for Income Taxes — Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” the Company continues to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, the Company provides a valuation allowance for tax benefits associated with carryforward foreign losses. For the three months ended June 30, 2003 and 2002, the provision for income taxes was $29,000 and $1.4 million, respectively. The 2003 provision is primarily the result of minimum state taxes in the U.S. which are not income based and Mexican asset taxes. The 2002 provision is primarily the result of estimating the Federal taxes to be paid on net income generated during the period.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Sales — Sales for the six months ended June 30, 2003 decreased by $4.5 million, or approximately 1.6%, to $276.6 million from $281.1 million for the six months ended June 30, 2002. Sales from our North American operations decreased to $211.7 million in the 2003 period from $232.7 million in the 2002 period. The North American operations were negatively impacted by weaker production of specific Ford and GM platforms, resulting in $22.0 million of lower sales. This was partially offset by higher aluminum prices in the 2003 period, which are passed through to customers, increasing sales by $4.4 million compared to the 2002 period. The remainder of the difference was due to lower pricing, exchange rate fluctuations, and component mix.

Sales from our European operations increased to $64.9 million for the six months ended June 30, 2003 from $48.4 million for the six months ended June 30, 2002. Higher volume from new business with Ford, GM and TRW accounted for $7.5 million in higher sales. Changes in currency rates had the effect of increasing sales by $8.5 million in the 2003 period. The remaining increase was driven by product mix.

Cost of Sales — Cost of sales for the six months ended June 30, 2003 decreased by $2.0 million, to $241.4 million from $243.4 million for the six months ended June 30, 2002. As a percentage of sales, costs increased to 87.3% in the 2003 period from 86.7% in the 2002 period. Lower utilization of loss contract reserves from $4.5 million in the 2002 period to $1.7 million in the 2003 period increased costs as a percent of sales by 1.0%. Higher aluminum prices, which are passed on to our customers, had the impact of increasing costs as a percentage of sales by 2.5% in the 2003 period. These cost increases were offset by significant improvement in labor productivity, reduced supplies costs, and improved usage control in a variety of manufacturing expenses.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the six months ended June 30, 2003 decreased $0.5 million to $7.8 million from $8.3 million for the six months ended June 30, 2002. As a percentage of sales, these costs decreased to 2.8% in the 2003 period from 3.0% in the 2002 period. The year over year change is attributable mainly to reduced legal and other professional service expenses.

Other Income — During the six months ended June 30, 2003, the Company recorded non-cash income of $0.6 million related to exchange rates on debt denominated in foreign currencies.

Interest Expense — Cash interest expense for the six months ended June 30, 2003 was $29.0 million compared to $23.9 million in the six months ended June 30, 2002. The increase was the result of higher weighted average interest rates in the 2003 period. Non-cash interest expense in the six months ended June 30, 2003 was $8.2 million compared to $1.1 million in 2002. The increase is the result of the December 2002 refinancing.

Provision for Income Taxes — Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” the Company continues to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, the Company provides a valuation allowance for tax benefits associated with carryforward foreign losses. For the six months ended June 30, 2003 and 2002, the provision for income taxes was $0.1 million and $1.8 million, respectively. The 2003 provision is primarily the result of minimum state taxes in the U.S. which are not income based and Mexican asset taxes. The 2002 provision is primarily the result of estimating the Federal taxes to be paid on net income generated during the period.

Liquidity and Capital Resources

Sources of Cash

The Company’s principal sources of cash are cash flow from operations and commercial borrowings. For the six months ended June 30, 2003 and 2002, we generated cash from operations of $24.1 million and $3.9 million, respectively. Cash generated from operations before changes in working capital items was $12.5 million for the 2003 period compared to $21.2 million in the 2002 period. Changes in working capital generated cash of $11.6 million during the 2003 period compared to using $17.2 million in the 2002 period. The increases in working capital resulted from changes in trade receivable, inventory and trade payable levels. Trade receivable balances decreased in the 2003 period, providing $4.1 million of cash. The receivables decline in the 2003 period was a result of lower sales as compared to the 2002 period. Inventory growth used cash of $1.2 million, compared to the $1.0 million source of cash realized by inventory reduction in the 2002 period. Increased accounts payable was a source of cash of $8.7 million in the 2003 period compared to $4.5 million cash used in the 2002 period. This increase was enhanced by less restrictive trade credit terms experienced after the Company’s debt refinancing discussed below.

In December 2002, we amended our senior credit facility and incurred the additional following indebtedness:

(i)	$95.0 million of a Tranche C term loan under the senior credit facility, which resulted in proceeds of $90.3 million after payment of certain fees to the lenders. The Tranche C term loan is part of our senior credit facility and matures in October 2006. The loan bears interest at the greater of 11% or prime plus 6%, payable quarterly. There are no scheduled principal payments until maturity. All principal payments are subject to an exit fee of 5% of such principal payment. Additionally, there is a 1% annual anniversary fee on all principal amounts outstanding.

(ii)	$96.4 million secured second lien term loan, which resulted in net proceeds of $94.0 million net of debt discount. The secured second lien term loan bears 12% cash interest, payable quarterly, and 7% deferred interest. The principal and deferred interest are due on December 31, 2007. The term loan is secured by a second lien on substantially all of our domestic assets. We also issued warrants to acquire 5% of our authorized Q-1 shares to the lenders of the secured second lien term loans.

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

In connection with the financing described above, we also amended our senior credit facility to extend the revolving credit facility availability until June 30, 2006. Our senior credit facility and the secured second lien notes include certain quarterly restrictive financial covenants including minimum interest coverage and maximum leverage ratios. We were in compliance with all financial covenants at June 30, 2003 and December 31, 2002.

As of June 30, 2003, our senior credit facility consisted of: (i) a $133.2 million tranche B term loan that matures in October 2006, bears interest at prime plus 3.5% or LIBOR plus 4.5% and has no scheduled principal repayments until maturity; (ii) a $96.1 million tranche C term that matures in October 2006, bears interest at the greater of 11% or prime plus 6% and has no scheduled principal repayments until maturity; and (iii) a $90.0 million revolving credit facility. As of June 30, 2003, borrowings outstanding totaled $54.1 million under the revolving credit facility. As of June 30, 2003, rates on borrowings under the senior credit facility varied from 5.07% to 11.0%.

Net cash provided by financing activities for the six months ended June 30, 2003 and 2002 totaled $2.4 million and $21.7 million, respectively. During the 2003 period, the net cash provided was primarily due to cash outlays for the repayment of the unsecured sterling loan notes in February 2003 offset by borrowings under revolving credit facilities.

Uses of Cash

Net cash used in investing activities was $27.7 million for the six months ended June 30, 2003 compared to $12.1 million for the six months ended June 30, 2002, all of which represent capital expenditures. Such capital expenditures were primarily for equipment purchases related to new programs and replacement programs, as well as general improvements. In 2002, we entered into a sale-leaseback on certain equipment in the amount of $4.6 million at the Glasgow, Kentucky facility.

Liquidity

We have a substantial amount of leverage. As of June 30, 2003, we had outstanding indebtedness of approximately $597.1 million. In addition, our cash interest expense will approximate $56.8 million in 2003. However, the December 2002 financing transactions eliminated all scheduled senior debt principal repayments until 2006. As of June 30, 2003, we had borrowing availability under our revolving credit facility and cash on hand of approximately $34.3 million.

We believe that cash generated from operations together with available borrowings under our senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures for the foreseeable future. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in either our business or the automotive market in general. There can be no assurances, however, that these assumptions will turnout to be correct.

At June 30, 2003, our commercial commitments included $3.9 million of standby letters of credit which were available under our senior credit facility.

Seasonality

The Company typically experiences decreased sales and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

Effects of Inflation

Inflation affects the Company in two principal ways. First, a portion of the Company’s debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. While the contracts with customers provide for pass through increases in the price of aluminum, the Company does not have the ability to pass through inflation-related cost increases for labor and other costs. In the past few years, however, inflation has not significantly affected operating results.

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

Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2003, all of the Company’s debt other than the outstanding senior subordinated notes and the secured second lien term loans was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.1 million.

The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on the floating rate long-term debt. This agreement effectively changes the interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 6.6%. The interest rate swap agreement matures December 31, 2003. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of June 30, 2003 was a liability of $0.6 million, which is reflected as a current liability in the June 30, 2003 condensed consolidated balance sheets.

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

Certain of the Company’s assets are located in foreign countries and are translated into U.S. dollars at currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ deficit. Accordingly, the consolidated stockholders’ deficit will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

The change in the carrying amount of goodwill for the six months ended June 30, 2003, by reporting units, were as follows (in thousands):

	Sheboygan	Ansola	Total

Balance at December 31, 2002	$84,647	$10,524	$95,171
Currency translation adjustment	—	932	932

Balance at June 30, 2003	$84,647	$11,456	$96,103

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. See Note 8 for further discussion.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. On December 31, 2002, the Company announced the closure of its Grandville facility. All accruals related to the closure made in 2002 were in compliance with EITF No. 94-3. Accounting for the exit activities related to this closure are in accordance with SFAS No. 146 commencing in 2003 and any relevant additional liabilities will be recorded when they are incurred. See Note 8 for further discussion.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective in the quarter ending September 30, 2003. The Company is currently assessing the implementation of SFAS No. 150 specifically as it relates to the $60.0 million of redeemable common stock currently presented between the liabilities and stockholders deficit sections of the condensed consolidated balance sheets. The Company will adopt the provisions of SFAS No. 150 in the third quarter of 2003.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q, including, without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the Company’s ability to develop or successfully introduce new products; (ii) general economic or business conditions affecting the automotive industry; (iii) increased competition in the automotive components supply market; and (iv) the Company’s failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have concluded, based on that evaluation, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

There have been no significant changes in our internal controls over financial reporting during our last quarter that have materially affected, or are reasonably likely to materially effect our internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II. OTHER INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings:

None.

Item 2.	Change in Securities:

None.

Item 3.	Defaults Upon Senior Securities:

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 5.	Other Information:

None.

Item 6.	Exhibits and Reports on Form 8-K:

(a)	Exhibits:

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

(i)	Filing on May 5, 2003. The purpose of the filing was to disclose the Company’s results for the first quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date: August 6, 2003	By	/s/ Anthony A. Barone

Anthony A. Barone
Chief Financial Officer