Form 10-Q
period 2003-09-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2003-11-10
CIK 1091601

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant’s common stock at November 10, 2003 was 11,383 shares of Class A common stock, 7,124 shares of Class A-1 common stock, 20,660 shares of Class B common stock, 5,165 shares of Class C common stock, 7,054 shares of Class D-1 common stock, 7,314 shares of Class D-2 common stock, 3,592 shares of Class E common stock, 14,248 shares of Class P common stock, 65,118,328 shares of Class Q-1 common stock and 11,592,672 shares of Class Q-2 common stock. Registrant’s common equity is not publicly traded.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

ITEM 1 – FINANCIAL INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands – Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Sales	$114,237	$132,604
Cost of sales	103,633	119,479

Gross profit	10,604	13,125
Selling, general and administrative expenses	3,579	2,255
Restructuring and impairment charges	104,464	—

Operating income (loss)	(97,439)	10,870
Cash interest expense	15,172	12,265
Non-cash interest expense	3,499	695

Interest expense, net	18,671	12,960

Loss before provision (benefit) for income taxes	(116,110)	(2,090)
Provision (benefit) for income taxes	277	(464)

Net loss	$(116,387)	$(1,626)

The accompanying notes are an integral part
of these condensed consolidated statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands – Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Sales	$390,828	$413,739
Cost of sales	344,837	362,883

Gross profit	45,991	50,856
Selling, general and administrative expenses	11,439	10,541
Restructuring and impairment charges	104,599	—

Operating income (loss)	(70,047)	40,315
Cash interest expense	44,149	36,140
Non-cash interest expense	11,709	1,839

Interest expense, net	55,858	37,979
Other income	(617)	—

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(125,288)	2,336
Provision for income taxes	374	1,315

Income (loss) before cumulative effect of change in accounting principle	(125,662)	1,021
Cumulative effect of change in accounting principle – writeoff of goodwill	—	(202,622)

Net loss	$(125,662)	$(201,601)

The accompanying notes are an integral part
of these condensed consolidated statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands - Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$816	$3,337
Accounts receivable, net	53,299	49,574
Inventories	34,679	35,357
Assets held for sale	3,276	—
Other current assets	15,583	13,437

Total current assets	107,653	101,705

Property, plant and equipment, net	251,202	250,969
Goodwill	—	95,171
Intangible and other assets, net	14,935	17,094

	$373,790	$464,939

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$17,338	$12,342
Accounts payable	57,109	56,187
Accrued liabilities	38,821	31,107

Total current liabilities	113,268	99,636
Long-term debt, net of current portion	418,946	398,221
Subordinated notes	175,000	175,000
Other noncurrent liabilities	24,523	26,593

Total liabilities	731,737	699,450

Redeemable common stock	60,000	60,000
Stockholders’ deficit:
Additional paid-in capital	87,145	87,538
Accumulated deficit	(496,995)	(371,333)
Accumulated other comprehensive loss	(8,097)	(10,716)

Total stockholders’ deficit	(417,947)	(294,511)

	$373,790	$464,939

The accompanying notes are an integral part
of these condensed consolidated balance sheets.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands – Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(125,662)	$(201,601)
Adjustments to reconcile net loss to net cash provided by operating activities -
Cumulative effect of change in accounting principle	—	202,622
Goodwill and asset impairment	102,698	—
Non-cash interest	12,743	1,862
Depreciation and amortization	34,535	34,472
Changes in other operating items	(870)	(23,503)

Net cash provided by operating activities	23,444	13,852

INVESTING ACTIVITIES:
Capital expenditures	(33,232)	(19,089)

Net cash used for investing activities	(33,232)	(19,089)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	48,743	57,654
Repayments of revolving credit facilities	(12,134)	(22,445)
Long-term borrowings	9,392	10,547
Repayment of long-term borrowings	(37,999)	(34,340)
Repurchase of common stock and other	(806)	(960)

Net cash provided by financing activities	7,196	10,456

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	71	89

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,521)	5,308
CASH AND CASH EQUIVALENTS:
Beginning of period	3,337	1,055

End of period	$816	$6,363

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

The accompanying condensed consolidated financial statements have been prepared by French without audit. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments as well as non-recurring charges, such as for goodwill and asset impairments, and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Sales and operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts previously reported in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Beginning in 2003, the Company began classifying certain plant related expenses as cost of sales. Previously, these costs were classified as selling, general and administrative expenses. Additionally, approximately $192,000 recorded during the three months ended June 30, 2003 related to the Grandville, Michigan facility have been reclassified from cost of sales and selling, general, and administrative expenses to restructuring costs and impairment charges to be consistent with the presentation for the three months ended September 30, 2003. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

2.	COMPREHENSIVE INCOME (LOSS)

The following presents comprehensive income (loss), defined as changes in the stockholders’ deficit except changes related to transactions with stockholders of the Company, for the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(116,387)	$(1,626)	$(125,662)	$(201,601)
Change in cumulative translation adjustment	131	478	2,341	4,176
Derivative instrument unrealized income	361	586	514	772
Minimum pension liability	(74)	(15)	(236)	(1,045)

Comprehensive income (loss)	$(115,969)	$(577)	$(123,043)	$(197,698)

3.	GOODWILL

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

Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its five reporting units (Sheboygan, the Grandville, Michigan and Glasgow, Kentucky facilities of Nelson, JLF Benton Harbor, JLF UK, and Ansola). Upon completion of the required assessments under SFAS No. 142 in 2002, it was determined that the fair market value of the goodwill assigned to its Nelson, Benton Harbor, and JLF UK reporting units was lower than the book value of those reporting units, resulting in a transitional impairment charge of approximately $202.6 million. This charge represents the entire write-off for the Nelson, Benton Harbor, and JLF UK reporting units’ goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle on January 1, 2002 in the Company’s consolidated statement of operations for the year ended December 31, 2002.

The Company also performs impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.

In connection with the annual impairment tests under SFAS No. 142 performed in the third quarter of 2003, management determined that the carrying amount of the underlying assets of the Sheboygan and Ansola reporting units’ was greater than estimated fair value. Additionally, the Company determined that the fair market value of the goodwill associated with these reporting units was less than the carrying value, resulting in an impairment charge of approximately $96.0 million for the three months ended September 30, 2003. During 2003 and primarily in the third quarter, the cash flows from these two reporting units were lower than projections that were used in the 2002 valuation. In particular, cash flows were less than the previous projections due to (i) a decrease in production volumes by the Company’s largest customers, Ford and General Motors, commensurate with those customers’ market share declines in 2003, (ii) the transfer of production of a part to a Nelson reporting unit facility rather than to a Sheboygan reporting unit facility, and (iii) an increase in the discount rate reflecting the Company’s higher cost of capital. These events led to the reduction in the fair value of the Sheboygan and Ansola reporting units and resulting goodwill impairment.

The goodwill impairment charge is reflected as a component of “Restructuring and impairment charges” in the accompanying condensed consolidated statements of operations. This charge represents the write-off of the entire goodwill for the Sheboygan and Ansola reporting units.

The change in the carrying amount of goodwill for the nine months ended September 30, 2003, was as follows (in thousands):

	Sheboygan	Ansola	Total

Balance at December 31, 2002	$84,647	$10,524	$95,171
Currency translation adjustment	—	842	842
Impairment charge	(84,647)	(11,366)	(96,013)

Balance at September 30, 2003	$—	$—	$—

4.	NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. On December 31, 2002, the Company announced the closure of its Grandville facility. All accruals related to the closure made in 2002 were in compliance with EITF No. 94-3. Accounting for the exit activities related to this closure are in accordance with SFAS No. 146 commencing in 2003 and any relevant additional liabilities are recorded as they are incurred. See Note 8 for further discussion.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold an interest in any variable interest entities.

In April 2003, the FASB released SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not impact the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective in the quarter ended September 30, 2003. The Company adopted the provisions of SFAS No. 150 in the third quarter of 2003 and concluded a change in the accounting for or classification of the $60.0 million of its outstanding redeemable common stock is not required pursuant to the provisions of SFAS No. 150 as the redemption of this stock is not mandatory.

5.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined by the first in, first out (FIFO) or average cost methods, which approximate current costs. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$15,855	$15,005
Work-in-process	9,817	9,407
Finished goods	9,007	10,945

	$34,679	$35,357

6.	SALE-LEASEBACK

In March 2002, the Company entered into an agreement to sell five machines and lease the machines back, applying the provisions of SFAS No. 98, “Accounting for Leases”. All of the assets sold in the transaction were purchased during the first quarter of 2002. Upon the commencement of the lease term, the assets were removed from the Company’s balance sheet in accordance with accounting for the machines as an operating lease. Net proceeds from the sale were approximately $4.6 million. The transaction resulted in a gain of approximately $200,000, which was deferred and is being amortized over the lease term. As of September 30, 2003, the present value of the future minimum lease payments was $2.5 million.

7.	INTEREST RATE SWAP AGREEMENT

At September 30, 2003, the Company had an interest rate swap agreement on $75 million notional amount of long-term debt. The interest rate swap agreement, which expires in December 2003, has been designated as, and meets the criteria for a cash flow hedge. The fair value of the interest rate swap agreement was a liability of $0.3 million and $1.1 million at September 30, 2003 and December 31, 2002, respectively.

8.	RESTRUCTURING

On December 31, 2002, the Company’s board of directors approved a restructuring plan that included the closing of the Grandville, Michigan facility. As a result, the Company recognized a charge to earnings of $21.3 million in the fourth quarter of 2002, which reflected the estimated qualifying exit costs to be incurred over the next year. Included in this charge were estimated costs associated with closing the facility of $3.3 million in accordance with EITF No. 94-3 and asset impairments of $18.0 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities, the closing of the Grandville, Michigan facility resulted in a net workforce reduction of 225 hourly and salaried employees, which occurred throughout the five month period ending May 30, 2003, the closure date (original estimate was 225 as of December 31, 2002). The 2002 restructuring charge did not cover certain aspects of the activities that are occurring in 2003, including the movement of equipment, severance costs and employee relocation and training. Certain of these costs, totaling $1.9 million, have been recognized in the three months ended September 30, 2003 with the remaining costs to be recognized in future periods as incurred in accordance with SFAS No. 146, which are recorded in “Restructuring and impairment charges” in the accompanying condensed consolidated statements of operations.

The Company originally estimated the closure to be completed by the fourth quarter of 2003. On April 1, 2003, the Company distributed notices to all employees notifying them that operations would cease on May 30, 2003. The acceleration of the close was primarily due to available capacity at other lower cost facilities to fulfill customer orders.

The restructuring also required the Company’s pension and post-retirement medical plan obligations to be re-measured for purposes of determining any curtailment gains/losses in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Both plans were re-measured at December 31, 2002 and again at May 30, 2003 upon the accelerated plant closure. The curtailment gains/losses were as follows (in thousands):

		Post-Retirement
Curtailment Gain (Loss)	Pension Plan	Medical Plan

As of December 31, 2002 re-measurement	$(155)	$338
As of May 30, 2003 re-measurement	(148)	784

The pension plan curtailment loss of $155,000 as of December 31, 2002 was recognized as part of the initial 2002 restructuring charge and was subsequently reduced to $148,000. The post-retirement medical plan curtailment gain was not recognized until May 30, 2003 in accordance with the gain recognition provisions of SFAS No. 106.

The accrual of $1.9 million and $3.3 million at September 30, 2003 and December 31, 2002, respectively is recorded in “Accrued liabilities” in the Company’s condensed consolidated balance sheets. The following table provides a rollforward of the restructuring accrual for the nine months ended September 30, 2003 (in thousands):

Nine Months Ended September 30, 2003

Accrual balance at December 31, 2002	$3,355
Cash payments	(1,388)
Charges to expense	(58)

Accrual balance at September 30, 2003	$1,909

The Company anticipates utilizing the remaining restructuring reserves as originally intended, with the ultimate disposition occurring during the year ending December 31, 2003.

During the nine months ended September 30, 2003, the Company recorded $1.9 million in incremental restructuring charges that had not been specifically reserved for in 2002 in accordance with EITF No. 94-3. These amounts have been recognized as expense as incurred in accordance with SFAS No. 146 and are recorded in “Restructuring and impairment charges” in the accompanying condensed consolidated statements of operations. The amount was comprised of the following (in thousands):

Nine Months Ended September
Income (Expense)	30, 2003

Post-retirement medical plan curtailment gain	$784
Equipment moving costs	(804)
Severance and employee related costs	(1,941)
Other	60

Total	$(1,901)

In connection with the closing of the Grandville facility in the second quarter of 2003, the Company assessed property, plant and equipment in accordance with SFAS No. 144 and reclassified $4.5 million as current assets based on the Company’s preliminary assessment of the likelihood of sale of those assets. These assets are classified as “Assets held for sale” in the accompanying condensed consolidated balance sheets. Certain of the equipment was sold in August 2003. The remaining assets, which primarily consists of real estate, held for sale as of September 30, 2003 was $3.3 million.

9.	ASSET IMPAIRMENT

The Company assesses potential impairments of its property, plant, and equipment when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment is recognized when the undiscounted cash flows expected to be generated is less than its carrying value. Any charge would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to operations.

During the third quarter of 2003, the Company concluded that it could not manufacture components for its key customer at its Saltillo, Mexico facility at an acceptable profit margin. Therefore, the business is being re-sourced to another supplier. As a result, the Company concluded that the cash flows from its Saltillo, Mexico operations would be less than the carrying value of those fixed assets. Accordingly, the Company recorded an impairment charge of approximately $6.7 million related to the fixed assets of that operation. This charge is recorded as a component of “Restructuring and impairment charges” in the accompanying condensed consolidated statements of operations.

10.	RESTRUCTURING AND IMPAIRMENT CHARGES

The Company recorded the following restructuring and impairment charges for the three and nine months ended September 30, 2003 (in thousands):

	Refer	Three Months Ended	Nine Months Ended
	to Note	September 30	September 30

Goodwill impairment	3	$96,013	$96,013
Asset impairment	9	6,685	6,685
Restructuring costs	8	1,766	1,901

Total restructuring and impairment charges		$104,464	$104,599

11.	INCOME TAXES

As of December 31, 2002, the Company had approximately $15.2 million of state tax credit carry forwards which expire through 2017, $77.5 million of state net operating loss carry forwards which expire between 2014 and 2022, $9.0 million of foreign net operating loss carry forwards which expire in 2017 and $147.2 million of federal net operating loss carry forwards which expire between 2018 and 2022.

In the fourth quarter of 2002, the Company recorded a valuation allowance for its U.S. Federal and all state deferred tax assets. In prior years, the Company recorded a valuation allowance for its foreign deferred tax assets and certain state deferred tax assets. In accordance with SFAS No. 109 “Accounting for Income Taxes” and relevant interpretations of SFAS No. 109, a valuation allowance is to be provided when it is more likely than not that the related deferred tax assets will not be utilized. Reported historical income has been adversely impacted by the write-off of goodwill, the restructuring charge and other non-recurring events such as integration difficulties involving the acquisition of Nelson Metal Products. As a result of accounting charges related to these events, the Company has incurred accounting losses on a cumulative basis since 1999. Because SFAS No. 109 requires the Company to weight historical reported results greater than projections of future income, the Company provided a complete valuation allowance on the deferred tax assets. The Company will continue to assess the need for a valuation allowance on these assets in the future. As a result of the valuation allowance on deferred tax assets, the Company did not provide an income tax benefit for the loss incurred in the first nine months of 2003, but did record an income tax provision, primarily related to minimum state net worth, franchise taxes and Mexican asset taxes.

12.	LONG-TERM DEBT

Long-term senior debt consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Senior credit facility:
Revolving credit facility	$63,945	$26,902
Tranche B term loan	133,498	132,707
Tranche C term loan	95,944	95,000

Total senior credit facility	293,387	254,609
Secured second lien term loans, net of unamortized discount of $2,090 and $2,455	99,608	93,955
Unsecured sterling loan notes	—	24,730
Peseta term loans	17,363	14,359
Obligations under capital leases and other	25,926	22,910

Total senior debt	436,284	410,563
Less current portion	(17,338)	(12,342)

Total long-term senior debt	$418,946	$398,221

The Company and certain of its subsidiaries have a senior credit facility that provides a tranche B term loan, a tranche C term loan and revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of September 30, 2003, after taking into consideration outstanding borrowings under the revolving credit facility of $63.9 million and outstanding letters of credit of $3.9 million, the Company had borrowing availability under the revolving credit facility and cash on hand of approximately $23.0 million.

As of September 30, 2003, rates on borrowings under the senior credit facility varied from 5.1% to 11.0%. Borrowings under both tranches are due and payable in October 2006. The revolving credit facility is available until June 2006. The senior credit facility is secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company (“Guarantors”), in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. All tranche principal payments are subject to an exit fee: Tranche B is 1% in 2003, 2% in 2004, and 3% in 2005 and thereafter, Tranche C is 5% for the duration. Additionally, the Tranche C is subject to a 1% annual anniversary fee. As of September 30, 2003, $0.9 million and $0.8 million of the outstanding debt balances represent accrued fees on Tranche B and Tranche C, respectively.

In December 2002, the Company issued a secured second lien term loan of $96.4 million, resulting in net proceeds of $94.0 million. The loan bears 12% cash interest, payable quarterly, and 7% deferred interest, payable in 2007. As of September 30, 2003 and December 31, 2002, $5.3 million and $0.1 million, respectively, of the outstanding debt balance is accrued interest paid-in-kind. The borrowings and deferred interest are due and payable in December 2007. Borrowings under the loan are secured by a second lien on all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

The senior credit facility and secured second lien term loan include certain quarterly restrictive covenants. The Company was in compliance with all financial covenants at September 30, 2003 and December 31, 2002.

Borrowings under the Tranche B and Tranche C term loans and secured second lien term loan are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the agreements. As of September 30, 2003, no such prepayments were required.

The Company also has outstanding $175 million of senior subordinated notes. These notes mature in May 2009 and bear interest at 11 ½%.

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

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cash paid for -
Interest	$10,210	$7,666	$38,327	$29,908
Income taxes, net of refunds received	196	(2,439)	333	(2,270)

The following table presents a reconciliation of total cash paid for interest in the period to the total interest expense recorded in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cash paid for interest	$10,210	$7,666	$38,327	$29,908
Change in accrued interest	4,962	4,599	5,822	6,232
Plus:
Non-cash
Secured second lien term deferred interest	1,808	—	5,214	—
Debt issuance cost amortization	830	630	2,490	1,784
Exit and anniversary fee accruals	816	—	2,432	—
Secured second lien term loan discount amortization	122	—	364	—
Interest rate swap prepaid interest amortization	747	—	2,244	—
Capitalized interest	(621)	(291)	(944)	(506)
Other	(203)	356	(91)	561

Total non-cash	3,499	695	11,709	1,839

Interest expense, net	$18,671	$12,960	$55,858	$37,979

14.	FOREIGN CURRENCY TRANSACTIONS

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of other accumulated comprehensive income (loss). To the extent that transactions are denominated in a currency other than the functional currency, any changes in the expected amount of functional currency cash flows upon settlement of the transaction due to changes in exchange rates will be considered in determining earnings during the period. During the nine months ended September 30, 2003, the Company recorded $0.6 million of foreign currency exchange income related to borrowings by the U.S. based company to JLF UK. This amount is reflected in “Other income” in the accompanying condensed consolidated statements of operations.

15.	STOCKHOLDERS’ DEFICIT

The following table presents a summary of activity in the accumulated deficit account for the nine months ended September 30, 2003 and 2002 (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Beginning balance	$(371,333)	$(106,295)
Net loss	(125,662)	(201,601)
Dividends	—	(3,600)

Ending balance	$(496,995)	$(311,496)

The Company accrued dividends of $3.6 million on the outstanding Class P common stock for the nine months ended September 30, 2002 and these dividends were included in “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheets.

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

16.	LOSS CONTRACTS

As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. At December 31, 2002, the liability for those losses was $2.8 million. For the nine months ended September 30, 2003, the liability was reduced by $2.1 million; $1.1 million due to sales of products and $1.0 million due to cost reductions from the movement of certain production from the closed Grandville facility on May 30, 2003 to other lower cost facilities and reductions in estimated future shipments. The reserve for loss contracts at September 30, 2003 consisted of a $0.3 million current liability and $0.4 million of long-term liability.

17.	CONDENSED CONSOLIDATING INFORMATION

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

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Retained Earnings (Deficit)
For the Three Months Ended September 30, 2003
(Amounts in thousands - Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$86,284	$28,095	$(142)	$114,237
Cost of sales	16	75,413	28,346	(142)	103,633

Gross profit	(16)	10,871	(251)	—	10,604
Selling, general and administrative expenses	455	2,375	749	—	3,579
Restructuring and impairment charges	692	85,988	17,784	—	104,464

Operating income (loss)	(1,163)	(77,492)	(18,784)	—	(97,439)
Interest expense, net	13,258	5,064	349	—	18,671
Other expense (income)	—	—	—	—	—

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries	(14,421)	(82,556)	(19,133)	—	(116,110)
Provision (benefit) for income taxes	(76)	282	71	—	277
Equity in earnings (losses) of subsidiaries	(102,042)	—	—	102,042	—

Net income (loss)	$(116,387)	$(82,838)	$(19,204)	$102,042	$(116,387)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(380,608)	$(125,198)	$(68,100)	$193,298	$(380,608)
Net income (loss)	(116,387)	(82,838)	(19,204)	102,042	(116,387)

Ending balance	$(496,995)	$(208,036)	$(87,304)	$295,340	$(496,995)

     17. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Retained Earnings (Deficit)
For the Nine Months Ended September 30, 2003
(Amounts in thousands - Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$296,111	$94,944	$(227)	$390,828
Cost of sales	467	254,602	89,995	(227)	344,837

Gross profit	(467)	41,509	4,949	—	45,991
Selling, general and administrative expenses	1,985	7,170	2,284	—	11,439
Restructuring and impairment charges	692	86,123	17,784	—	104,599

Operating income (loss)	(3,144)	(51,784)	(15,119)	—	(70,047)
Interest expense, net	38,088	15,684	2,086	—	55,858
Other expense (income)	—	—	(617)	—	(617)

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries	(41,232)	(67,468)	(16,588)	—	(125,288)
Provision (benefit) for income taxes	(194)	659	(91)	—	374
Equity in earnings (losses) of subsidiaries	(84,624)	—	—	84,624	—

Net income (loss)	$(125,662)	$(68,127)	$(16,497)	$84,624	$(125,662)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(371,333)	$(139,909)	$(70,808)	$210,717	$(371,333)
Net income (loss)	(125,662)	(68,127)	(16,497)	84,624	(125,662)

Ending balance	$(496,995)	$(208,036)	$(87,305)	$295,341	$(496,995)

17. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of September 30, 2003
(Amounts in thousands - Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$213	$306	$297	$—	$816
Accounts receivable, net	78,919	37,839	26,598	(90,057)	53,299
Inventories	—	25,038	9,641	—	34,679
Assets held for sale	—	3,276	—	—	3,276
Other current assets	807	9,179	5,597	—	15,583

Total current assets	79,939	75,638	42,133	(90,057)	107,653
Property, plant and equipment, net	—	138,350	112,852	—	251,202
Investment in subsidiaries	35,917	—	—	(35,917)	—
Goodwill	—	—	—	—	—
Intangible and other assets, net	14,464	152	319	—	14,935

	$130,320	$214,140	$155,304	$(125,974)	$373,790

LIABILITIES & STOCKHOLDERS’ INVESTMENT (DEFICIT):
Current liabilities:
Current portion of long- term debt	$—	$249	$17,089	$—	$17,338
Accounts payable	980	37,620	18,509	—	57,109
Accrued liabilities	11,565	20,293	6,963	—	38,821

Total current liabilities	12,545	58,162	42,561	—	113,268
Long-term debt, net of current portion	465,578	41,398	86,970	—	593,946
Other noncurrent liabilities	3,502	7,261	13,760	—	24,523
Intercompany	—	56,767	33,290	(90,057)	—

Total liabilities	481,625	163,588	176,581	(90,057)	731,737
Redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Additional paid-in capital	87,145	259,808	71,449	(331,257)	87,145
Retained earnings (deficit)	(496,995)	(208,035)	(87,305)	295,340	(496,995)
Accumulated other comprehensive loss	(1,455)	(1,221)	(5,421)	—	(8,097)

Total stockholders’ investment (deficit)	(411,305)	50,552	(21,277)	(35,917)	(417,947)

	$130,320	$214,140	$155,304	$(125,974)	$373,790

17. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2003
(Amounts in thousands - Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(125,662)	$(68,127)	$(16,497)	$84,624	$(125,662)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Impairment charges	267	84,647	17,784	—	102,698
Non-cash interest	12,743	—	—	—	12,743
Depreciation and amortization	—	24,436	10,099	—	34,535
Income from investment in subsidiaries	84,624	—	—	(84,624)	—
Changes in other operating items	18,043	(14,677)	(4,236)	—	(870)

Net cash (used for) provided by operating activities	(9,985)	26,279	7,150	—	23,444

INVESTING ACTIVITIES:
Capital expenditures	—	(25,968)	(7,264)	—	(33,232)

Net cash used for investing activities	—	(25,968)	(7,264)	—	(33,232)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	44,400	—	29,814	(25,471)	48,743
Repayment of revolving credit facilities	(33,420)	—	(4,185)	25,471	(12,134)
Long-term borrowings	—	—	9,392	—	9,392
Repayment of long-term borrowings	—	(179)	(37,820)	—	(37,999)
Repurchase of common stock and other	(806)	—	—	—	(806)

Net cash provided by (used for) financing activities	10,174	(179)	(2,799)	—	7,196

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	71	—	71

NET CHANGE IN CASH AND CASH EQUIVALENTS	189	132	(2,842)	—	(2,521)
CASH AND CASH EQUIVALENTS:
Beginning of period	25	174	3,138	—	3,337

End of period	$214	$306	$296	$—	$816

17. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)
For the Three Months Ended September 30, 2002
(Amounts in thousands - Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$106,214	$26,409	$(19)	$132,604
Cost of sales	—	94,239	25,259	(19)	119,479

Gross profit	—	11,975	1,150	—	13,125
Selling, general and administrative expenses	(118)	1,853	520	—	2,255

Operating income (loss)	118	10,122	630	—	10,870
Interest expense, net	6,094	5,256	1,610	—	12,960

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries and cumulative effect of change in accounting principle	(5,976)	4,866	(980)	—	(2,090)
Provision (benefit) for income taxes	(1,896)	1,432	—	—	(464)
Equity in earnings of subsidiaries	2,454	—	—	(2,454)	—

Income (loss) before cumulative effect of change in accounting principle	(1,626)	3,434	(980)	(2,454)	(1,626)
Cumulative effect of change In accounting principle	—	—	—	—	—

Net income (loss)	$(1,626)	$3,434	$(980)	$(2,454)	$(1,626)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(308,670)	$(132,497)	$(68,529)	$201,026	$(308,670)
Net income (loss)	(1,626)	3,434	(980)	(2,454)	(1,626)
Dividends	(1,200)	—	—	—	(1,200)

Ending balance	$(311,496)	$(129,063)	$(69,509)	$198,572	$(311,496)

17. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)
For the Nine Months Ended September 30, 2002
(Amounts in thousands - Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATIONS:
Sales	$—	$336,534	$77,242	$(37)	$413,739
Cost of sales	—	290,563	72,357	(37)	362,883

Gross profit	—	45,971	4,885	—	50,856
Selling, general and administrative expenses	2,104	6,862	1,575	—	10,541

Operating income (loss)	(2,104)	39,109	3,310	—	40,315
Interest expense	17,522	15,997	4,460	—	37,979

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries and cumulative effect of change in accounting principle	(19,626)	23,112	(1,150)	—	2,336
Provision (benefit) for income taxes	(6,607)	7,922	—	—	1,315
Equity in earnings of subsidiaries	(188,582)	—	—	188,582	—

Income (loss) before cumulative effect of change in accounting principle	(201,601)	15,190	(1,150)	188,582	1,021
Cumulative effect of change in accounting principle	—	(153,661)	(48,961)	—	(202,622)

Net income (loss)	$(201,601)	$(138,471)	$(50,111)	$188,582	$(201,601)

RETAINED EARNINGS (DEFICIT):
Beginning balance	$(106,295)	$9,408	$(19,398)	$9,990	$(106,295)
Net income (loss)	(201,601)	(138,471)	(50,111)	188,582	(201,601)
Dividends	(3,600)	—	—	—	(3,600)

Ending balance	$(311,496)	$(129,063)	$(69,509)	$198,572	$(311,496)

17. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of December 31, 2002
(Amounts in thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$25	$174	$3,138	$—	$3,337
Accounts receivable, net	—	25,305	24,269	—	49,574
Inventories	—	27,417	7,940	—	35,357
Other current assets	3,119	4,635	5,683	—	13,437

Total current assets	3,144	57,531	41,030	—	101,705
Property, plant and equipment, net	—	140,720	110,249	—	250,969
Investment in subsidiaries	120,540	—	—	(120,540)	—
Goodwill	267	84,647	10,257	—	95,171
Intangible and other assets, net	16,494	232	368	—	17,094

	$140,445	$283,130	$161,904	$(120,540)	$464,939

LIABILITIES & STOCKHOLDERS’ INVESTMENT (DEFICIT):
Current liabilities:
Current portion of long- term debt	$—	$241	$12,101	$—	$12,342
Accounts payable	8,952	30,548	16,687	—	56,187
Accrued liabilities	4,108	18,884	8,115	—	31,107

Total current liabilities	13,060	49,673	36,903	—	99,636
Long-term debt, net of current portion	447,211	41,585	84,425	—	573,221
Other noncurrent liabilities	4,674	9,032	12,887	—	26,593
Intercompany	(97,595)	64,193	33,402	—	—

Total liabilities	367,350	164,483	167,617	—	699,450
Redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Additional paid-in capital	87,538	259,808	71,449	(331,257)	87,538
Retained earnings (deficit)	(371,333)	(139,909)	(70,808)	210,717	(371,333)
Accumulated other comprehensive loss	(3,110)	(1,252)	(6,354)	—	(10,716)

Total stockholders’ investment (deficit)	(286,905)	118,647	(5,713)	(120,540)	(294,511)

	$140,445	$283,130	$161,904	$(120,540)	$464,939

17. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2002
(Amounts in thousands - Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(201,601)	$(138,471)	$(50,111)	$188,582	$(201,601)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	—	153,661	48,961	—	202,622
Non-cash interest	1,862	—	—	—	1,862
Depreciation and amortization	—	26,353	8,119	—	34,472
Income (loss) from investment in subsidiaries	188,582	—	—	(191,037)	—
Changes in other operating items	7,239	(29,209)	(1,533)	—	(23,503)

Net cash provided by (used for) operating activities	(3,918)	12,334	5,436	—	13,852

INVESTING ACTIVITIES:
Capital expenditures	—	(11,026)	(8,063)	—	(19,089)

Net cash provided by (used for) investing activities	—	(11,026)	(8,063)	—	(19,089)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	51,600	—	6,054	—	57,654
Repayment of revolving credit facilities	(18,950)	—	(3,495)	—	(22,445)
Long-term borrowings	—	—	10,547	—	10,547
Repayment of long-term borrowings	(24,773)	(150)	(9,417)	—	(34,340)
Other	(960)	—	—	—	(960)

Net cash provided by (used for) financing activities	6,917	(150)	3,689	—	10,456

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	89	—	89

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,999	1,158	1,151	—	5,308
CASH AND CASH EQUIVALENTS:
Beginning of period	8	32	1,015	—	1,055

End of period	$3,007	$1,190	$2,166	$—	$6,363

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The Company ordinarily begins working on products awarded for new or redesigned platforms two to five years prior to initial vehicle production. During such period, French incurs (i) costs related to the design and engineering of such products, (ii) costs related to production of the tools and dies used to manufacture the products and (iii) start-up costs associated with the initial production of such product. In general, design and engineering costs are expensed in the period in which they are incurred. Costs incurred in the production of the tools and dies are generally capitalized and reimbursed by the customer prior to production. Start-up costs, which are generally incurred 30 to 60 days immediately prior to and immediately after production and start-up, are expensed as incurred.

The contracts the Company enters into typically (i) range from one year to the life of the platform, (ii) are on a sole-source basis, (iii) do not require the purchase by the customer of any minimum number of units, (iv) are at fixed prices subject to annual price reductions or renegotiations and (v) provide for price adjustments related to changes in the cost of aluminum. The Company’s sales are dependent on its customers’ production schedules, which, in turn, are dependent on retail sales of new passenger cars and light trucks.

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

Revenue Recognition — We typically enter into contracts to provide products for the life of a platform for automotive original equipment manufacturers (OEM). Revenue is recognized when the product is shipped from our facility, as that is the time that title passes to the customer and the selling price is fixed. We establish reserves as appropriate for any pricing related disputes.

Allowance for Doubtful Accounts — Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts as of September 30, 2003 was adequate.

Loss Contracts — We are committed under certain existing agreements to supply products to our customers at selling prices, which are not sufficient to cover the costs to produce such product. These agreements were part of an acquisition made by the Company in 1999. In such situations, we record a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. Any change in the estimate will result in a change in period income.

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

During the third quarter of 2003, the Company concluded that it could not manufacture components for its key customer at its Saltillo, Mexico facility at an acceptable profit margin. Therefore, the business is being re-sourced to another supplier. As a result, the Company concluded that the cash flows from its Saltillo, Mexico operations would be less than the carrying value of those fixed assets. Accordingly, the Company recorded an impairment charge of approximately $6.7 million related to the fixed assets of that operation.

Goodwill — Upon adoption of SFAS No. 142 in 2002, we completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of our five reporting units (Sheboygan including Allotech; the Grandville, Michigan, and Glasgow, Kentucky facilities of Nelson; JLF Benton Harbor; JLF UK; and Ansola). The step one impairment test demonstrated that the fair market value of our Nelson, Benton Harbor, and JLF UK reporting units potentially exceeded the carrying value of the related goodwill. We then completed the step two impairment test for these four reporting units by utilizing the valuation techniques previously described for the step one test, and determined the fair value of assets and liabilities, using independent appraisals for property, plant, and equipment and other identifiable intangible assets. After comparing the fair value of these assets and liabilities to the fair value of the reportable units, we concluded that the goodwill associated with these three reportable units was fully impaired.

Accordingly, we recorded a transitional impairment charge of approximately $202.6 million, which was recorded as a cumulative effect of a change in accounting principle on January 1, 2002 in the Company’s consolidated statement of operations for the year ended December 31, 2002.

While management believes the estimates utilized in the Company’s step one and step two impairment tests regarding goodwill are reasonable, different assumptions regarding i) recent financial performance, market trends, strategic plans and other available information that management used to estimate the future cash flows;ii) the discount rates used to estimate the present value of future cash flows, iii) the market multiple used to in part to estimate the enterprise value of our reporting units, and iv) the estimates of fair value of identifiable assets, other than goodwill, could materially affect these valuations.

In connection with the annual impairment tests under SFAS No. 142 performed in the third quarter of 2003, management determined that the carrying amount of the underlying assets of the Sheboygan and Ansola reporting units’ was greater than estimated fair value. Additionally, the Company determined that the fair market value of the goodwill associated with these reporting units was less than the carrying value, resulting in an impairment charge of approximately $96.0 million for the three months ended September 30, 2003. During 2003 and primarily in the third quarter, the cash flows from these two reporting units were lower than projections that were used in the 2002 valuation. In particular, cash flows were less than the previous projections due to (i) a decrease in production volumes by the Company’s largest customers, Ford and General Motors, commensurate with those customers’ market share declines in 2003, (ii) the transfer of production of a part to a Nelson reporting unit facility rather than to a Sheboygan reporting unit facility, and (iii) an increase in the discount rate reflecting the Company’s higher cost of capital. These events led to the reduction in the fair value of the Sheboygan and Ansola reporting units and resulting goodwill impairment. This charge represents the write-off of the entire goodwill for the Sheboygan and Ansola reporting units.

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

Restructuring Costs — In 2002, we recorded a pre-tax restructuring charge of $21.3 million in regards to the closing of our Grandville, Michigan facility as described in Note 8 to the condensed consolidated financial statements. Included in this charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. These charges related to the impairment of property, plant and equipment, lease terminations, employee-related costs and other exit costs. These actions resulted in the net workforce reduction of 225 salaried and hourly employees, the elimination of approximately 224,000 square feet of facilities and the disposal of assets associated with the exited facilities. Shutdown expenses that occur in 2003 are being expensed in accordance with SFAS No. 146. For the nine months ended September 30, 2003, the Company has incurred $1.9 million in cash costs which were not reserved for.

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

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Sales — Sales for the three months ended September 30, 2003 decreased by $18.4 million, or approximately 13.9%, to $114.2 million from $132.6 million for the three months ended September 30, 2002. Sales from our North American operations decreased to $87.2 million in the 2003 period from $107.7 million in the 2002 period. The North American operations were negatively impacted by weaker production of specific Ford and General Motors (“GM”) platforms, resulting in $18.5 million of lower sales. The remainder of the difference was due to lower pricing.

Sales from our European operations increased to $27.0 million for the three months ended September 30, 2003 from $24.9 million for the three months ended September 30, 2002. Changes in currency rates had the effect of increasing sales by $1.8 million in the 2003 period, with the remaining decrease driven by lower sales in the U.K., partially offset by higher sales in Spain.

Cost of Sales — Cost of sales for the three months ended September 30, 2003 decreased by $15.9 million, to $103.6 million from $119.5 million for the three months ended September 30, 2002. As a percentage of sales, costs increased to 90.7% in the 2003 period from 90.1% in the 2002 period. Depreciation expense rose slightly, resulting in a 1.0% increase in costs as a percentage of sales. This cost increase was offset by lower aluminum prices, improvements in labor productivity, and improved usage control in manufacturing expenses.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended September 30, 2003 increased $1.3 million to $3.6 million from $2.3 million for the three months ended September 30, 2002. As a percentage of sales, these costs increased to 3.2% in the 2003 period from 1.7% in the 2002 period. The 2002 period includes a benefit of $300,000 related to a legal ruling received in favor of the Company. The remaining increase primarily relates to increased legal and professional fees.

Restructuring and Impairment Charges — During the three months ended September 30, 2003, the Company recorded $104.5 million related to restructuring and impairment charges. This amount is comprised of: i) $96.0 million write-off of goodwill, ii) $6.7 million write-off of assets related to our Saltillo, Mexico facility, and iii) $1.8 million of costs related to the Grandville, Michigan facility closure.

Interest Expense — Cash interest expense for the three months ended September 30, 2003 was $15.2 million compared to $12.3 million in the three months ended September 30, 2002. The increase was the result of higher weighted average interest rates in the 2003 period. Non-cash interest expense in the third quarter of 2003 was $3.5 million compared to $0.7 million in 2002. The increase is the result of the December 2002 refinancing.

Provision for Income Taxes — Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” the Company continues to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, the Company provides a valuation allowance for tax benefits associated with carryforward foreign losses. For the three months ended September 30, 2003 and 2002, the provision (benefit) for income taxes was $.3 million and $(.5) million, respectively. The 2003 provision is primarily the result of minimum state taxes in the U.S. which are not income based and Mexican asset taxes. The 2002 benefit is primarily the result of the creation of a deferred tax asset related to the operating loss during the period.

Comparison of Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Sales — Sales for the nine months ended September 30, 2003 decreased by $22.9 million, or approximately 5.5%, to $390.8 million from $413.7 million for the nine months ended September 30, 2002. Sales from our North American operations decreased to $298.9 million in the 2003 period from $340.4 million in the 2002 period. The North American operations were negatively impacted by weaker production of specific Ford and GM platforms, resulting in $36.8 million of lower sales. This was partially offset by higher aluminum prices in the 2003 period, which for the most part, are passed through to customers, increasing sales by $1.7 million compared to the 2002 period. The remainder of the difference was due to lower pricing, exchange rate fluctuations, and component mix.

Sales from our European operations increased to $91.9 million for the nine months ended September 30, 2003 from $73.3 million for the nine months ended September 30, 2002. Higher volume from new business with Ford, GM and TRW accounted for $8.6 million in higher sales. Changes in currency rates had the effect of increasing sales by $10.3 million in the 2003 period. The remaining decrease was driven by selling price fluctuations.

Cost of Sales — Cost of sales for the nine months ended September 30, 2003 decreased by $18.1 million, to $344.8 million from $362.9 million for the nine months ended September 30, 2002. As a percentage of sales, costs increased to 88.2% in the 2003 period from 87.7% in the 2002 period. Lower utilization of loss contract reserves from $5.2 million in the 2002 period to $2.1 million in the 2003 period increased costs as a percent of sales by 0.8%. Higher aluminum prices had the impact of increasing costs as a percentage of sales by 1.1% in the 2003 period. These cost increases were offset by significant improvement in labor productivity, reduced supplies costs, and improved usage control in a variety of manufacturing expenses.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the nine months ended September 30, 2003 increased $0.9 million to $11.4 million from $10.5 million for the nine months ended September 30, 2002. As a percentage of sales, these costs increased to 2.9% in the 2003 period from 2.5% in the 2002 period. The 2002 period includes a benefit of $300,000 related to a legal ruling received in favor of the Company. The remaining increase primarily relates to increased legal and professional fees.

Restructuring and Impairment Charges — During the nine months ended September 30, 2003, the Company recorded $104.6 million related to restructuring and impairment charges. This amount is comprised of: i) $96.0 million write-off of goodwill, ii) $6.7 million write-off of assets related to our Saltillo, Mexico facility, and iii) $1.9 million of costs related to the Grandville, Michigan facility closure.

Other Income — During the nine months ended September 30, 2003, the Company recorded non-cash income of $0.6 million related to exchange rate fluctuations on debt denominated in foreign currencies.

Interest Expense — Cash interest expense for the nine months ended September 30, 2003 was $44.1 million compared to $36.1 million in the nine months ended September 30, 2002. The increase was the result of higher weighted average interest rates in the 2003 period. Non-cash interest expense in the nine months ended September 30, 2003 was $11.7 million compared to $1.8 million in 2002. The increase is the result of the December 2002 refinancing.

Provision for Income Taxes — Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” the Company continues to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, the Company provides a valuation allowance for tax benefits associated with carryforward foreign losses. For the nine months ended September 30, 2003 and 2002, the provision for income taxes was $0.4 million and $1.3 million, respectively. The 2003 provision is primarily the result of minimum state taxes in the U.S. which are not income based and Mexican asset taxes. The 2002 provision is primarily the result of estimating the Federal taxes to be paid on net income generated during the period.

Liquidity and Capital Resources

Sources of Cash

The Company’s principal sources of cash are cash flow from operations and commercial borrowings. For the nine months ended September 30, 2003 and 2002, we generated cash from operations of $23.4 million and $13.9 million, respectively. Cash generated from operations before changes in working capital items was $25.5 million for the 2003 period compared to $35.2 million in the 2002 period. Changes in working capital used cash of $2.1 million during the 2003 period compared to using $21.3 million in the 2002 period. The decreases in working capital resulted from changes in trade receivable, inventory and trade payable levels. Trade receivable balances increased in the 2003 period, using $3.7 million of cash. The receivables increase in the 2003 period was the combination of the timing of shipments and the invoicing of certain large tooling projects towards the end of the 2003 period that did not occur at the end of the 2002 period. Inventory reductions generated cash of $0.7 million, compared to the $0.4 million use of cash as a result of inventory growth in the 2002 period. Increased accounts payable was a source of cash of $0.9 million in the 2003 period compared to $8.7 million cash used in the 2002 period. This increase was enhanced by less restrictive trade credit terms experienced after the Company’s debt refinancing discussed below.

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

In connection with the financing described above, we also amended our senior credit facility to extend the revolving credit facility availability until June 30, 2006. Our senior credit facility and the secured second lien notes include certain quarterly restrictive financial covenants including minimum interest coverage and maximum leverage ratios. We were in compliance with all financial covenants at September 30, 2003 and December 31, 2002.

As of September 30, 2003, our senior credit facility consisted of: (i) a $133.5 million tranche B term loan that matures in October 2006, bears interest at prime plus 3.5% or LIBOR plus 4.5% and has no scheduled principal repayments until maturity; (ii) a $95.9 million tranche C term that matures in October 2006, bears interest at the greater of 11% or prime plus 6% and has no scheduled principal repayments until maturity; and (iii) a $90.0 million revolving credit facility. As of September 30, 2003, borrowings outstanding totaled $63.9 million under the revolving credit facility. As of September 30, 2003, rates on borrowings under the senior credit facility varied from 5.1% to 11.0%.

Net cash provided by financing activities for the nine months ended September 30, 2003 and 2002 totaled $7.2 million and $10.5 million, respectively.

Uses of Cash

Net cash used in investing activities was $33.2 million for the nine months ended September 30, 2003 compared to $19.1 million for the nine months ended September 30, 2002, all of which represent capital expenditures. Such capital expenditures were primarily for equipment purchases related to new programs and replacement programs, as well as general improvements. In 2002, we entered into a sale-leaseback on certain equipment in the amount of $4.6 million at the Glasgow, Kentucky facility.

Liquidity

We have a substantial amount of leverage. As of September 30, 2003, we had outstanding indebtedness of approximately $611.3 million. In addition, our cash interest expense will approximate $56.8 million in 2003. However, the December 2002 financing transactions eliminated all scheduled senior debt principal repayments until 2006. As of September 30, 2003, we had borrowing availability under our revolving credit facility and cash on hand of approximately $23.0 million.

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

At September 30, 2003, our commercial commitments included $3.9 million of standby letters of credit, which were available under our senior credit facility.

Seasonality

The Company typically experiences decreased sales and operating results during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

Effects of Inflation

Inflation affects the Company in two principal ways. First, a portion of the Company’s debt is tied to prevailing short-term interest rates, which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. While the contracts with customers provide for pass through increases in the price of aluminum, the Company does not have the ability to pass through inflation-related cost increases for labor and other costs. In the past few years, however, inflation has not significantly affected operating results.

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

Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2003, all of the Company’s debt other than the outstanding senior subordinated notes and the secured second lien term loans was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.0 million.

The Company has entered into an interest rate swap agreement with a bank having a notional amount of $75 million to reduce the impact of changes in interest rates on the floating rate long-term debt. This agreement effectively changes the interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 6.6%. The interest rate swap agreement matures December 31, 2003. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap as of September 30, 2003 was a liability of $0.3 million, which is reflected as a current liability in the September 30, 2003 condensed consolidated balance sheets.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. On December 31, 2002,the Company announced the closure of its Grandville facility. All accruals related to the closure made in 2002 were in compliance with EITF No. 94-3. Accounting for the exit activities related to this closure are in accordance with SFAS No. 146 commencing in 2003 and any relevant additional liabilities will be recorded when they are incurred. See Note 8 for further discussion.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold an interest in any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not impact the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective in the quarter ending September 30, 2003. The Company adopted the provisions of SFAS No. 150 in the third quarter of 2003 and concluded a change in the accounting for or classification of the $60.0 million of its outstanding redeemable common stock is not required pursuant to the provisions of SFAS No. 150 as the redemption of this stock is not mandatory.

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

There have been no significant changes in our internal controls over financial reporting during our last quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II. OTHER INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings:

             None of significance.

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

During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

(i)	Filing on August 11, 2003 under Item 12 on Form 8-K. The purpose of the filing was to disclose the Company’s results for the second quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.L. FRENCH AUTOMOTIVE CASTINGS,
INC.

Date: November 10, 2003	By
/s/ Anthony A. Barone
Anthony A. Barone
Chief Financial Officer