Form 10-K
period 2003-12-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2004-03-17
CIK 1091601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2003	333-84903

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	13-3983670 (I.R.S. Employer Identification No.)

4508 IDS Center
Minneapolis, Minnesota (Address of Principal Executive Offices)	55402 (Zip Code)

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

The number of shares outstanding of the Registrant’s common stock at March 17, 2004 was 11 shares of Class A common stock, 7 shares of Class A-1 common stock, 21 shares of Class B common stock, 5 shares of Class C common stock, 7 shares of Class D-1 common stock, 7 shares of Class D-2 common stock, 4 shares of Class E common stock, 14 shares of Class P common stock, 65,118 shares of Class Q-1 common stock and 11,593 shares of Class Q-2 common stock. Registrant’s common equity is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

J.L. French Automotive Castings, Inc.
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Overview

J.L. French Automotive Castings, Inc. (“French,” “Company,” “we,” “us,” or “our”) is an international designer and manufacturer of aluminum die cast components and assemblies for the global automotive industry. The Company’s primary operating subsidiaries are J.L. French Corporation (“Sheboygan”), Allotech International (“Allotech”), Nelson Metal Products Corporation (“Nelson”), Shoreline Industries, Inc. (“JLF Benton Harbor”), J.L. French U.K. Ltd. (“JLF UK”), Fundiciones Viuda de Ansola, S.A. (“Ansola”), and J.L. French S. de R.L. de C.V. (“JLF Mexico”), all of which are wholly owned. We have manufacturing facilities located in Kentucky, Michigan, Wisconsin, Mexico, Spain and the United Kingdom.

We manufacture highly engineered, assembly-line ready engine and drivetrain components, such as cam covers, bedplates, engine front covers, front-end accessory drive brackets, oil pans, transmission cases and water pump housings. Over the past five years, we have grown significantly by capitalizing on the trend toward the use of lighter-weight, more fuel-efficient aluminum components in automobiles. During the same period, we have enhanced operating margins by leveraging our proprietary processing technologies and highly efficient, fully-integrated aluminum recycling and casting operations. Unlike most of our competitors who focus primarily on either aluminum casting or machining, we machine and assemble over 80% of the components we cast, thereby increasing the value we provide to our customers while improving our profitability.

We are the leading independent aluminum die cast supplier to three of the top four selling vehicles and a significant supplier to thirteen of the top twenty selling vehicles in North America. We are a supplier on more than twenty Ford Motor Company (“Ford”) models and have significant content on Ford’s top selling vehicles, including the F-Series, Ranger, Escape, Freestar, and Taurus/Sable. We also have significant content on two of General Motors’ (GM) high volume platforms: the Silverado and S-10 truck platforms. In 2003, we were awarded the DaimlerChrysler (“DCX”) world engine block program utilized across a variety of four cylinder engine platforms. In addition to our Original Equipment Manufacturers’ (“OEM”) customers, we also sell to leading Tier 1 automotive suppliers such as Delphi, Robert Bosch, TRW and Visteon. We supply substantially all of the products we manufacture to our automotive customers on a sole-source basis. During the last five years, our sales have increased from $254.3 million in 1998 to $521.1 million in 2003. The majority of the increase is the result of our 1999 acquisition of Nelson Metal Products Corporation. As of December 31, 2003, we have been awarded new programs that, based on CSM Worldwide’s (“CSM”) independent estimates of expected program volumes and our current expectations of program pricing, represent over $40.0 million in annualized net incremental sales. A portion of these programs launched in 2003 or are scheduled to launch beginning in 2004 and will be in full production by 2006.

We maintain a website at www.jlfrench.com. Our website, and the information contained therein, are expressly not included in or as a part of this report.

Competitive Strengths

We are one of a limited number of global, full-service suppliers in the aluminum components segment of the automotive components supply industry. Unlike most other segments of the automotive components supply industry, the aluminum components segment continues to be highly fragmented. Most of our competitors are either fabricators of aluminum castings, or engage in the machining and assembly of components. Few suppliers have global reach and full-service design, engineering and manufacturing capabilities. Consistent with the trend toward consolidation in other segments of the automotive supply industry, our market segment is moving toward full-service providers with a global reach. We believe we are well positioned to capitalize on these trends as a result of the following competitive strengths:

Low-Cost, Vertically Integrated Operations. Our vertically integrated operations and highly efficient machining and assembly processes enable us to be a low-cost manufacturer of high-volume, long production run automotive aluminum die cast components and assemblies. Among our principal competitors, we are the only independent automotive aluminum die caster in North America with captive recycling capabilities, which enable us to reduce our materials costs and improve product quality and operational efficiency. We work closely with our equipment vendors to design robust, highly customized high-pressure die casting equipment, which is specifically adapted to our manufacturing processes. Given our focus on high-volume, long production run products, we are able to continuously enhance the efficiency of our die casting equipment and improve our manufacturing processes, which has resulted in industry leading productivity, as measured by factors such as faster cycle times, reduced scrap rates and equipment down time.

Extensive Machining and Assembly Capabilities. We believe that we have the most extensive machining and assembly capabilities among our principal independent competitors. These services increase the value-added content of our products and allow us to deliver production line-ready components and assemblies, which are increasingly required by OEMs. We currently machine and assemble over 80% of the products we manufacture. Since many of our competitors have limited machining and assembly capabilities, these skills provide us with a competitive advantage with respect to service and quality, while enhancing our profitability.

Full-Service, Global Design, Engineering and Manufacturing Capabilities. Our extensive design and engineering capabilities have resulted in strong, collaborative customer relationships that typically begin during the initial design stage. In addition, we have highlymotivated, skilled employees, proprietary processes and an established track record for handling complex components with an accelerated timeline to product launch. Our technical design and engineering capabilities, rapid prototyping, modeling and our efficient manufacturing operations enable us to secure sole-source supplier relationships for highly engineered products that require both machining and assembly. Our global design, engineering and manufacturing capabilities position us to compete for virtually any automotive aluminum high-pressure die casting business in North America and Europe. These capabilities represent a competitive advantage, as only a few suppliers can meet the full-service requirements of OEMs for aluminum die casting in North America and only two other independent suppliers can meet these requirements globally.

Large Aluminum Casting Expertise. We believe we are one of a few independent manufacturers in the world able to produce large aluminum die cast components, such as transmission cases and engine blocks. We currently produce transmission cases for the Ford F-Series truck, the highest volume vehicle sold in North America, as well as the Ford Ranger and Explorer. These transmission cases weigh over 45 pounds and require very precise tolerances because of their critical performance requirements. Due to our experience producing large aluminum die cast components, DaimlerChrysler has chosen us to supply the engine block for its “World Engine Program.” We will begin production in November 2004. We believe our expertise in designing and manufacturing large aluminum components will enable us to develop new product applications as the use of aluminum is expanded to structural, chassis and suspension components.

Market Opportunity

Fragmented Nature of Industry Segment with Few, Full-Service Global Suppliers. As compared to other segments of the automotive supplier industry, we believe that the automotive aluminum die casting segment is in the early stages of consolidation and globalization. We estimate that the North American automotive aluminum die casting segment is estimated at approximately $10.5 billion in annual sales. We estimate that the number of independent aluminum die casting companies in the United States is over 250, implying an average revenue per company of approximately $42.0 million. As a result of our global, low-cost manufacturing capabilities and our ability to provide value-added machining and assembly services, we believe we have a significant opportunity to obtain new business previously provided by non-full-service suppliers. In addition, we continue to evaluate acquiring competitors that could enhance our product, manufacturing and service capabilities.

Increasing Aluminum Content per Vehicle. The average aluminum content per vehicle in North America has increased from 165 pounds in 1990 to an estimated 280 pounds in 2003 representing a compound annual growth rate of 4.2%. This increase is creating significant growth opportunities for us. Growth in demand for cast aluminum parts in the automotive sector has been favorably impacted by:

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

As a result of these numerous value-enhancing benefits, OEMs are replacing ferrous metals, such as iron and steel, with aluminum. Increasingly, aluminum is used in a broader range of applications than its traditional engine and drive train applications. For example, in Europe, aluminum is being used in a variety of structural, chassis and suspension applications in order to increase fuel efficiency. We expect this trend to develop in North America as fuel efficiency requirements become more stringent.

Continued Outsourcing. In order to improve the efficiency of their core vehicle assembly, marketing and distribution functions, OEMs are increasingly outsourcing component manufacturing, machining and assembly operations to their suppliers. This outsourcing trend is evident in the high-pressure die casting segment where the in-house die casting operations of the OEMs are often high cost, inefficient and utilize outdated technology. All OEMs still have significant in-house casting, machining or assembly operations that will likely be rationalized over time, affording additional growth opportunities to full-service, global suppliers like us.

Business Strategy

Our strategy is to leverage our position as a leading global supplier of highly engineered aluminum components to capitalize on the market opportunity arising from the fragmented nature of our industry segment, the increasing use of lightweight aluminum in automobiles, and the continued trend in the automotive industry of OEMs toward outsourcing. Key elements of our operating and growth strategies are outlined below.

Operating Strategy

Pursue Continuous Operating Improvements. We have enhanced margins by creating and reinforcing a culture of continuous improvement. We continue to implement lean manufacturing processes with a focus on preventative maintenance, uptime, standardized work, first time quality, visual factory, orderly work cell, working capital management, work force training and customer service. The implementation of the French Operating System, our corporate wide quality and data driven continuous improvement system, has established a common process for waste reduction and a solid basis for continual improvement through the use of Lean /Six Sigma tools. The areas of ongoing improvement efforts and measurement include:

•	maximizing cycle times, product quality, timeliness of delivery, inventory turns and labor efficiency;

•	minimizing raw material costs, scrap and equipment down time; and

•	locating production in our most efficient, low-cost facilities.

To achieve our continuous improvement objectives, our manufacturing and engineering personnel continually evaluate ways in which new and existing equipment can be further customized and improved. We believe we invest more time and capital than many of our competitors in the initial design of new equipment, the maintenance and improvement of existing equipment and the leveraging of best practices across our operations. We expect to realize additional operating improvements from the ongoing implementation of our lean manufacturing principles at our facilities. We believe these strategic initiatives, when combined with our new business awards, will enable us to maintain operating margins that are among the highest in our industry.

Improve Return on Invested Capital. We continue to employ and enhance our methodology for evaluating business opportunities and capital expenditures, using our return on invested capital as the key element in our decision-making. In addition, we incorporated certain return on invested capital parameters into our incentive compensation programs in order to encourage the optimization of employed capital. We believe that these initiatives have enhanced, and will continue to enhance, our ability to generate attractive profit margins as we grow and further develop our business.

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

Capitalize on Demand for New Aluminum Applications. We intend to leverage our comprehensive design, engineering and low-cost manufacturing capabilities to capitalize on the trend toward the use of lightweight aluminum for a variety of new vehicle applications. Our engineers have been proactively working with OEMs and Tier 1 suppliers on new applications for lightweight aluminum in chassis, suspension and structural components. Approximately 50% of our new program awards represent new product applications.

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

Pursue New Customer Relationships. We continue to pursue new customer relationships with leading OEMs on a global basis. We believe that significant opportunity exists for us to acquire new customers in Europe and Asia and with their respective transplants operations in North America. We have added professionals to our sales and engineering staff that are engaged in current dialogues regarding potential new customer opportunities. Ford and GM currently account for 81% of our sales. While we continue to actively pursue business with these customers, our long-term goal is to diversify our customer base.

Pursue Strategic Acquisitions, Alliances and Partnerships. Over the longer term, we believe that there are numerous opportunities for acquisitions, alliances and partnerships as a result of the large number of high-quality companies in our market segment that lack global scale or full-service capabilities. In addition to meeting our return on invested capital standards, any future acquisition, alliance or partnership usually should meet one or more of the following criteria:

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

Products

The following table sets forth the percentage of sales from certain products for the years ended December 31:

Percentage of Sales by Product Category

Product Category	2003	2002	2001
Medium to Large Automotive Aluminum Die Castings:
Oil Pans	27%	32%	31%
Transmission Cases	13	13	12
Engine Front Covers	10	10	9
Bedplates	8	9	8
Other Medium to Large Aluminum Die Castings	26	20	24
Small Automotive Aluminum Die Castings	15	15	14
Other Products	1	1	2

Total	100%	100%	100%

For additional information regarding our sales by product category, see Note 16 to our 2003 Consolidated Financial Statements.

Set forth below is a brief description of our principal products and their applications:

Large Automotive Aluminum Die Castings. The following are examples of high-pressure aluminum die cast products:

Oil Pans. An aluminum oil pan is attached to the engine block for the primary purpose of serving as a reservoir for oil used in the lubrication of engine galleries and bearings. The oil pan is an example of a product that was at one time inexpensively stamped from steel but has been converted to a higher cost aluminum casting due to the multiple benefits provided by aluminum which offset their higher cost, including: (1) better sealing characteristics; (2) greater structural integrity; (3) better harmonics resulting in reduced vibration and a quieter engine; (4) better heat dissipation characteristics; and (5) integration of parts. Oil pans range in weight from five to 14 pounds.

Transmission Cases. The transmission case houses the clutches, bands, gear sets and inner ends of the transmission shafts. Our transmission cases weigh over 45 pounds.

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

Other Medium to Large Automotive Aluminum Die Castings. The following are examples of high pressure-aluminum die cast products:

Ladderframes. The ladderframe is an intermediate structure between the engine block and a stamped-steel oil pan. It provides similar structural integrity and harmonics characteristics as an aluminum oil pan. Our design incorporates a windage baffle, which protects the lubrication of the crankshaft, replacing a stamped steel component. Our ladderframes weigh approximately 11 pounds.

Cam Covers. The cam cover is the overhead housing for the camshaft. Cam covers range in weight from seven to eight pounds.

Water Pump Housings. The water pump housing forms the main body of the water pump, a mechanism that forces water through the engine block, cylinder head, hoses and radiator. Our water pump housings weigh approximately three pounds.

FEAD Brackets. Front end accessory drive (“FEAD”) brackets connect power steering, air conditioning and alternator assemblies to the engine block. Our FEAD brackets weight approximately one to nine pounds.

Small Automotive Aluminum Die Castings. Through our operations in the UK, Spain and Mexico, we generated approximately 15% of our 2003 sales from production of over 150 small automotive aluminum die cast components (generally weighing less than three pounds).

Other Products. Also, through our operations in the UK, Spain and Mexico, we generated approximately 1% of our 2003 sales from non-automotive aluminum die cast components, primarily small home appliances and white goods parts.

Customers and Marketing

The North American automotive market is dominated by GM, Ford and DCX, with Japanese and other foreign manufacturers accounting for approximately 38% of the market. Our principal customers include OEMs, Tier 1 automotive suppliers and, to a very small extent, European white good manufacturers. Approximately 81% of our 2003 sales were derived from OEMs, largely Ford and GM, which we supply on a global basis. Our second largest category of customers is Tier 1 automotive suppliers, such as Boge, Robert Bosch, Continental, Delphi Automotive Systems, Fagor, Perkins, Phoenix, TRW and Visteon. Sales to Tier 1 customer suppliers are made principally through our European operations and represented approximately 17% of 2003 sales.

          The following is a summary of our significant customers for each of the last three years:

Customer	2003	2002	2001
Ford	51%	53%	52%
GM	30	33	36
Tier 1 Suppliers	17	10	10
Other	2	4	2

Total	100%	100%	100%

Largely as a result of our operations in the UK and Spain, we derive a significant amount of our sales from outside of North America. Set forth below is a summary of sales to customers located in the following geographic regions for the years ended December 31:

Region	2003	2002	2001
North America	74%	77%	80%
Europe	22	23	19
Other	4	—	1

Total	100%	100%	100%

For additional information regarding sales and long-lived assets by geographic region, see Note 16 to our 2003 Consolidated Financial Statements.

Our customers award contracts for a particular car or truck platform, which may include more than one model. Such contracts range from one year to the life of the platform, which is generally three to seven years, and do not require the purchase by the customer of any minimum number of units.

The following table presents an overview of the major models for which we have orders to supply products on current vehicles:

Customer	Component or Assembly	Vehicle
OEMs:
Ford	I4 Oil Pan, FEAD Bracket	Focus, Fiesta
	Duratec Oil Pan, FEAD Bracket	Mazda Tribute, Escape,
Mondeo, Taurus, Sable
	3.8L/4.2L Oil Pan, Front Cover,	Mustang, F-Series, E-Series Van,
	Water Pump Housing, FEAD	Freestar
Bracket
	Zetec Oil Pan	Mondeo, Fiesta, Ka
	Sigma Oil Pan	Fiesta, Ka
	1.3L HCS Oil Pan	Escort, Fiesta, Ka
	4.6L/5.4L/6.8L 2V Front Cover	Mustang, Town Car, Grand Marquis,
Crown Victoria, F-Series, E-Series
Van, Excursion, Expedition,
Explorer, Mountaineer, Monterey
	3.0L 2VFront Cover	Taurus, Sable, Ranger
	3.0L 4VFront Cover	Jaguar X400
	Transmission Case 4R100	F-Series, Excursion, E Series Van
	Transmission Case 5R110	F-Series, E Series Van
	Transmission Case 4R75W	Mustang, Crown Victoria, Grand
Marquis, Town Car, F-Series, E
Series Van, Expedition
	AX4N Transmission Cover	Taurus, Sable, Freestar
	Duratec Bedplate	Lincoln LS, T-Bird, Jaguar, Mazda 6,
Mazda, Tribute, Escape, Mondeo,
Taurus, Sable
	3.9L Bedplate, Sump	Lincoln LS
	Zetec Ladderframe	Mondeo, Fiesta, Ka
	4.6L/5.4L 4V Cam Cover	Mustang, Navigator, Aviator
	2.0L Zetec FEAD Bracket	Focus
	2.0L/2.4L Cam Carrier	Light truck diesel engine
	Brackets	Various
	Bearing Caps	Various
	Cam Covers	Various

GM	3.1L/3.4L Oil Pan	Century, Impala, Grand Am,
Malibu, Monte Carlo, Rendezvous
	4.3L Oil Pan, Rocker Arm Support	Blazer, S-10, Safari, Savana, Sonoma
	3.8L Oil Pan	Park Avenue, Regal, LeSabre
	4.8L/5.3L/6.0L Oil Pan, FEAD	Yukon, Silverado, Sierra, Suburban,
	Bracket	Tahoe, Escalade, Avalanche,
Express, Savana
	5.7L Oil Pan, Flywheel Housing	Corvette
	4.0L/4.6L Bedplate	Deville, Seville
	4.2L Bearing Stiffener	Trailblazer, Envoy, Rainier,
Isuzu Ascender, Saab
	4T65 Transmission Cover	Century, Regal, Impala, Monte Carlo,
Grand Prix, Venture, Silhouette,
Montana, LaSabre, Park Avenue,
Bonneville, Aztec, Rendezvous
	Brackets	Various Saab
DCX	Engine Block (beginning in Nov. 2004)
Liberty, Wrangler, Dakota, Stratus
	Brackets, Water Pumps, Caps	Various
Audi AG	Ladderframe, Bracket	A6, A8
Nissan	Brackets	Primera

Customer	Component or Assembly	Vehicle
Tier 1 Suppliers:
Boge	Vibration Control Cast Mounts for Engines	Various
Delphi Automotive Systems	Steering System Housings and Engine Covers	Various GM
NSK	Steering Column Components	Various DCX
Getrag	Main Housing	Cadillac CTS, Chrysler
Pacifica, Corvette
Perkins Engines	Front Covers	Various
Phoenix	Drive-Shaft Control Mounts	Various
Phoenix, Continental	Vibration-Control Cast Mounts for
	Engines and Gear Boxes	Opel Astra
Robert Bosch	Electronic Circuit Housings (ABS,	Various
Airbag, etc.)
TRW	Electronic Power Assist Steering	Renault Megane, Scenic, Clio
Visteon (Hungary,	Housing for 1.1-2.9 KW Starter
Brazil, India)	Motors	Various
Visteon (Portugal)	Housing for Airbag Electronic
	Control	Various
Units
Visteon (Spain)	Bottom Covers and Heatsinks for
	Electronic Systems	Various
	Bearing Caps	Mondeo, Focus
	OFA	Mondeo, Focus
	FEAD Brackets	Mondeo, Focus, Fiesta

We typically pursue new business opportunities that have the three key characteristics summarized below:

•	High-Volume Production, Long Production Runs. Production runs for our targeted parts typically last seven years with desired production ranging from 16 to 24 hours per day, five days a week.

•	Highly Engineered Components with Extensive Machining and Assembly Requirements. Components requiring extensive machining operations and engineered assembly provide the opportunity for enhanced profitability because of the strength and efficiency of our machining and assembly operations. Our ability to deliver production line-ready components enhances our role in the production process while increasing our importance to OEMs.

•	Sole-Source Supply Relationships. We typically do not pursue contracts which involve more than one supplier or internal OEM competition.

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

Consistent with our value-added engineering focus, we have developed relationships with the engineering departments of our customers. These relationships not only help identify new business opportunities, but also enable us to compete based on the quality of our products and services, rather than exclusively on price. We are currently involved in the design stage of several products for our customers and will begin production of these products in the years 2004 to 2007.

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

Operations Management. We have introduced the French Operating System during the fourth quarter of 2003. The objective is to support our manufacturing strategy by motivating behavior leading to continuous improvement in customer confidence, quality, cost, and delivery.

Manufacturing cells use andon displays to reflect real time performance against targets. In addition, processes in JLF UK are controlled by the use of proprietary software programs, which monitor the die cast process. This PC-based system monitors up to 25 critical parameters during each cycle, compares the results to preset parameters and instructs the robotic extractor to segregate any castings that are produced outside the process parameters for further analysis. Information on parameters is accumulated for future use to correct problems, improve efficiency and implement process designs or re-designs. This same process control software is being implemented at our U.S. manufacturing facilities to provide more robust process control.

Aluminum Recycling. Our manufacturing process begins with the recycling of aluminum. Recycling is the process of refining metal and altering its chemical composition by adding or removing elements. By having this expertise in-house, we are able to purchase lower grade, less expensive, scrap aluminum and refine it to the level specified for high-quality aluminum die castings. We have several of our aluminum recycling capabilities at our plants in Sheboygan, Wisconsin; Glasgow, Kentucky; the UK; and Spain.

Casting Process. Once the aluminum has been melted and properly formulated, our die cast products are made primarily by using the high-pressure die casting process, which is most commonly used for high-volume, thin-wall applications. In this process, molten aluminum alloy is “shot” into a mold. Pressure of up to 20,000 pounds per square inch is applied to the aluminum within the die to maximize consistency and to eliminate air pockets. The aluminum is then quickly cooled and solidified by chilling the die. The casting is then removed from the die and the process is repeated. This process from molten aluminum to solidified casting represents one cycle. We believe our proprietary casting processes and relentless improvement and attention to detail have resulted in industry leading cycle times.

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

Machining. Our machining operations utilize a mix of specially designed, dedicated machining centers and computer numerically controlled (“CNC”) machines. Because of our concentration on high-volume programs, we use a large number of dedicated machining centers in the United States while JLF UK and Ansola use CNC machines, some of which are dedicated to a specific product. Machining capabilities differ by facility, but generally our machining capabilities include: face milling; bore and ream; drill and ream; drill and tap; drill, ream and burnish; hollow milling; contour milling; slit sawing; rotary grinding and routing.

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

Quality. We believe that we are one of the highest quality manufacturers in the automotive aluminum die casting industry and the number of defective parts per million pieces shipped to our customers is among the lowest in the industry. In 2003, we were awarded a First Time Quality Award for 99% rating of product being accepted first-time through (on a scale of 100%) from one of Ford’s major transmission plants. The strength of our overall design, production and delivery capabilities is reflected in the supplier quality ratings received from our major customers including Ford’s Q1 award. Maintenance of high-quality performance ratings at all customers is instrumental in obtaining new business and maintaining existing programs with our customers. In addition to customer quality recognition, each of our operations are QS 9000 certified, which is required to be a Tier 1 supplier. During 2002, each of our locations received ISO 14001 certification. We have the process in place to transition from QS 9000 to TS 16949, the international quality standard, required to be in place by December 2006 in order to do business with most global manufacturers.

Competition

The aluminum die casting industry is highly competitive and fragmented. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program. Competitive factors in the market for our products include product quality and reliability, cost, timely delivery, technical expertise, development capability, new product innovation and customer service. Our principal competitors are Ryobi Die Casting (USA), Inc., Metaldyne Corporation, Honsel International Technologies, Toralcast, and Bocar Inc., as well as the internal aluminum casting operations of General Motors and DaimlerChrylser.

Raw Materials and Suppliers

Our principal raw material is aluminum scrap. We deal with a number of aluminum scrap suppliers and brokers and limit our dealings to parties who have consistently delivered aluminum scrap which meets specified levels of quality and grade. As commodities, aluminum scrap and ingot can be purchased from any number of sources with relatively small differences in price between suppliers.

Due to our large production volume, we have the necessary scale to economically operate a captive secondary aluminum processing operation at each of our two Wisconsin plants as well as in Glasgow, Kentucky; Witham, England; Prestiegne, Wales; and San Andres de Echevarria, Spain. We purchase less costly scrap aluminum and off-grade aluminum ingot and refine the metal to required OEM specifications. Unlike our competitors who lack the ability to upgrade aluminum alloy, our secondary aluminum recycling capability enables us to lower raw material costs and to control the quality of our processed aluminum by eliminating machining hard spots. We have the capacity to process and upgrade approximately 600 million pounds of aluminum per year, which currently exceeds our production requirements.

Our contracts with customers typically provide for price adjustments related to changes in the cost of aluminum alloy, as quoted on the London Metals Exchange. As a result, we have limited exposure to aluminum market price fluctuations.

In the process of manufacturing production line-ready parts, we must purchase certain subcomponents, including helicoils, drain plugs and gaskets, from manufacturers specified by us or our OEM customers. We seek competitive bids on the parts we purchase if two or more potential Tier 2 manufacturers of the part are each approved as a supplier to the OEM.

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

Employees

As of December 31, 2003, we had 2,869 employees. Overall, 14.3% of our employees are salaried and the balance are hourly. Our U.S. employee-base is non-union. Several of our European and our Mexico operations either recognize a union or have employees that are members of unions as individuals. We have not experienced any work stoppages and consider our relationship with our employees to be good.

(b) Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements may be found throughout this report, particularly under the headings “Business,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intends” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies, goals and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. The factors listed below and in the other sections of this report provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These factors include, among other things, the following:

•	changes in general economic conditions in the United States and Europe;

•	our reliance on major customers and selected models;

•	the cyclicality and seasonality of the automotive market;

•	the failure to complete additional strategic acquisitions or encounter unseen difficulties in integrating acquisitions;

•	the degree to which we are leveraged, which could, among other things make us more vulnerable to unfavorable economic conditions and make it more difficult to obtain additional financing in the future for working capital expenditures and other general corporate purposes;

•	obtaining new business on new and redesigned models;

•	the ability to achieve the anticipated volume of production from new and planned supply programs;

•	general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected;

•	our failure to develop new applications of aluminum in automobiles;

•	increased competition in the automotive components supply market;

•	unforeseen problems associated with international sales, including gains and losses from foreign currency exchange;

•	implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; and

•	impact of legal proceedings.

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

The following table provides information regarding our principal facilities:

Approximate
Location		Type	Square Footage	Interest
Sheboygan, Wisconsin		Operating Headquarters/Die Casting
		and Machining Plant (Taylor Drive)	230,000 sq. ft.	Owned

Sheboygan, Wisconsin		Die Casting and Machining Plant
		(Gateway)	298,000 sq. ft.	Owned

Sheboygan, Wisconsin		Warehouse	50,000 sq. ft.	Leased

		Warehouse	37,000 sq. ft	Leased

Grandville, Michigan	(1)	Die Casting and Machining Plant	224,000 sq. ft.	Owned

Glasgow, Kentucky		Die Casting Plant	175,000 sq. ft.	Owned
		Machining Plant	172,000 sq. ft.	Leased
		Warehouse	108,000 sq. ft.	Leased

Benton Harbor, Michigan		Die Casting and Machining Plant	50,000 sq. ft.	Owned
		Warehouse	10,000 sq. ft.	Leased

Witham, England		Administrative/Die Casting and
		Machining Plant	340,000 sq. ft.	Leased

Presteigne, Wales		Die Casting Plant	136,000 sq. ft.	Owned

Cheshunt, England	(2)	Die Casting Plant	44,000 sq. ft.	Leased

San Andres de Echevarria, Spain		Administrative/Die Casting and
		Machining Plant and Warehouse	171,000 sq. ft.	Owned

Saltillo, Mexico	(3)	Die Casting and Machining Plant	45,000 sq. ft.	Owned

(1)	The Grandville, Michigan facility, which was closed on May 31, 2003, is currently held for sale.

(2)	In the fourth quarter of 2003, we announced the closure of the Cheshunt, UK facility. We expect the closure to be completed by March 31, 2004.

(3)	Approximately 37,000 sq. ft. of the Saltillo, Mexico building is held for sale while the remaining 8,000 sq. ft. die casting plant is currently in use.

We also have leased sales and service offices located in Novi, Michigan; Indianapolis, Indiana; Bridgend, England; and Darmstadt and Düsseldorf, Germany.

Utilization of our facilities varies with North American and European light vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing. All properties in the United States and the UK are pledged as collateral to secure the repayment of our senior credit facility and secured second lien term loan.

The machining facility in Glasgow, Kentucky was financed through approximately $1.6 million of industrial revenue bonds, which were issued to Glasgow/Barren County Industrial Development Economic Authority. To secure repayment of these bonds, we have transferred title of this facility to Glasgow/Barren County, which leases the facility back to us. Upon the final lease payment on November 1, 2006, we have the right to purchase this property from Glasgow/Barren County for $1.00. The balance owed by us at December 31, 2003 was $542,000.

ITEM 3. LEGAL PROCEEDINGS

Litigation

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits could have a material adverse effect on us. We believe, however, that the ultimate resolution of any pending litigation, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls in 2004. Certain of our operations generate hazardous substances and wastes. If a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination is discovered at any of our current or former properties, we may be held liable, and the amount of such liability could be material.

We are studying how to upgrade the drainage systems at our Cheshunt, UK facility to address potential petroleum contamination that may be associated with past drainage. Based on estimates by our environmental consultants, the cost of this matter is currently not expected to be material.

As part of our acquisition of Ansola, the sellers of Ansola agreed to indemnify us, subject to certain limitations, for environmental liabilities resulting from the sellers’ operation of Ansola, including a specific indemnity for cleanup of certain areas of contamination identified at the San Andres de Echevarria, Spain facility during our due diligence. Actual cleanup work was completed in 1999 at a cost of approximately $80,000 and a claim for indemnification was made and paid out of an escrow established at acquisition. Final escrow funds were released on July 31, 2003.

In connection with our acquisition of Nelson, we are obligated to clean up contamination at a facility formerly operated by Nelson located in Grand Rapids, Michigan. An interim response groundwater recovery system is operating at the facility under the oversight of the Michigan Department of Environmental Quality, or “MDEQ.” MDEQ may require additional investigation and cleanup of soil and groundwater, including any contaminated groundwater that may have migrated offsite. Prior to the acquisition, Nelson estimated that the cost to complete the cleanup would be approximately $400,000. Since the acquisition, we have retained an environmental consultant to investigate the facility and prepare a plan describing the work that will be necessary to complete the cleanup and an estimate of the cost of completing the cleanup. Recent evaluation of the site has shown that our exposure to losses approximates $100,000 if a cleanup is required. The former stockholders of Nelson agreed to indemnify us for losses arising out of this matter, to the extent such losses exceed $400,000. Specifically, the stockholders are obligated to indemnify us for 85% of the next $3.0 million of such losses. The indemnity expired on October 15, 2003, but does not expire with respect to those losses that we have committed to pay before the expiration date.There were no losses that we had committed to pay prior to that date. There can be no assurances, however, that the former stockholders will be able or willing to fulfill their indemnity obligations if we call upon them to do so. We have engaged a third-party consultant to finalize the requirements with the state authorities.

The United States Environmental Protection Agency (“U.S. EPA”) promulgated new air quality standards applicable to secondary aluminum production operations that fixed a compliance date of March 24, 2003. Within 180 days of that date, facilities subject to the standards were required to have successfully completed performance testing to demonstrate compliance with the air emission limitations. These new standards are applicable to the secondary aluminum facilities in Wisconsin and Kentucky. The Taylor Drive facility in Sheboygan, Wisconsin and the facility in Glasgow, Kentucky have met the standards. The initial performance testing at the Gateway Drive facility in Sheboygan, Wisconsin was timely and conducted under a building expansion permit period which is still active as the expansion has not been completed. The initial test indicated that we would need to perform certain enhancements to the process to be considered compliant with the dioxin/furan emission limits applicable to the feedstock being processed.

Process changes have now been made and a new performance test is scheduled before expiration of the building permit in 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the fourth quarter of 2003, the Company’s stockholders approved a 1 for 1,000 reverse stock split. The reverse stock split was completed December 29, 2003 and approved by a majority of the holders of each of our classes of common stock.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                ISSUER PURCHASES

There is no established public trading market for any of our classes of capital stock. Set forth below is the approximate number of holders of each of our outstanding classes of common stock:

Class of
Common	Number of Record
Stock	Holders
A	31
A-1	1
B	1
C	1
D-1	3
D-2	2
E	1
Q-1	8
Q-2	8
P	9

No dividends were paid on any of our outstanding shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each of the years in the five-year period ended December 31, 2003 is derived from our audited consolidated financial statements. The consolidated financial statements at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and the auditors’ reports thereon are included elsewhere in this report. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

	Years Ended December 31,
	2003	2002	2001	2000(2)	1999(1)
	(in thousands)
Statements of Operations Data:
Sales	$521,083	$550,447	$505,709	$557,002	$351,829
Cost of sales (8)	452,627	481,308	425,360	470,647	267,514

Gross profit	68,456	69,139	80,349	86,355	84,315
Selling, general and administrative expenses (8)	18,341	14,083	16,363	25,544	19,577
Restructuring, impairment, recapitalization and other charges (9)	107,222	34,815	4,053	—	30,537
Amortization of intangibles (3)	45	57	8,374	9,317	9,732

Operating (loss) income	(57,152)	20,184	51,559	51,494	24,469
Cash interest expense	60,212	48,855	53,629	61,057	37,563
Non cash interest expense	14,627	2,292	2,297	3,453	1,198

Interest expense	74,839	51,147	55,926	64,510	38,761
Other income	(617)	—	—	—	—

Loss before income taxes and cumulative effect of change in accounting principle	(131,374)	(30,963)	(4,367)	(13,016)	(14,292)
Income tax provision (benefit) (4)	1,315	38,528	2,555	(3,542)	(595)

Loss before cumulative effect of change in accounting principle	(132,689)	(69,491)	(6,922)	(9,474)	(13,697)
Cumulative effect of change in accounting principle (5)	—	202,622	—	—	—

Net loss	$(132,689)	$(272,113)	$(6,922)	$(9,474)	$(13,697)

	At December 31,
	2003	2002	2001	2000	1999
			(in thousands)
Balance Sheets Data:
Working capital (deficit)	$(11,061)	$2,069	$(48,807)	$(16,723)	$15,366
Total assets	366,681	464,939	700,909	776,544	695,234
Total debt	617,525	585,563	551,241	555,891	606,444
Total stockholders’ deficit	(418,341)	(294,511)	(26,696)	(7,669)	(41,593)

	Years Ended December 31,
	2003	2002	2001	2000	1999
			(in thousands)
Statements of Cash Flows:
Operating activities	$29,859	$12,149	$35,844	$48,159	$19,295
Investing activities	(35,035)	(22,381)	(31,982)	(98,651)	(219,978)
Financing activities	3,232	12,331	(7,908)	53,976	201,988

(1)	Includes the results of operations of (i) JLF Mexico from August 17, 1999 and (ii) Nelson from October 15, 1999.

(2)	Includes the results of operations of JLF Benton Harbor from March 17, 2000.

(3)	Amortization of debt issuance cost of $2,415 (in thousands) in 2002, $2,308 in 2001, $1,972 in 2000, and $1,435 in 1999 was reclassified from amortization expense to interest expense for those respective years

(4)	In 2002, we provided a valuation allowance against our deferred tax assets, which we continued to provide for in 2003.

(5)	In 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we wrote off $202.6 million of goodwill as a cumulative effect of change in accounting principle.

(6)	Represents the following:

i) 2003 –	additional costs related to the closure of our Grandville, MI facility, closure of our Cheshunt, UK facility and toolmaking facilities in the United Kingdom, and goodwill impairment charges of our Sheboygan and Ansola reporting units.

ii) 2002 –	costs associated with the closure of our Grandville, MI facility.

iii) 2001 –	impairment charge associated with long-lived assets of our Saltillo, Mexico facility.

See Note 13 to our consolidated financial statements.

(7)	In connection with our debt financing in 2002 and our recapitalization in 1999, we wrote off debt issuance costs of $13.5 million and $8.1 million, respectively.

(8)	Beginning in 2003, we began classifying certain plant-related expenses from selling, general andministrative expenses to cost of sales. Results for the years ended December 31, 2002 and 2001 have been reclassified to conform to the new presentation. The reclassification had no impact on previously reported operating income (loss) or net loss.

(9)	Restructuring, impairment, recapitalization and other charges consisted of the following:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Restructuring, impairment, recapitalization and other charges:
Recapitalization expenses	$—	$—	$—	$—	$22,425
Restructuring and impairment charges (6)	106,414	21,308	4,053	—	—
Loss on sale of business assets	808	—	—	—	—
Loss on early retirement of debt (7)	—	13,507	—	—	8,112

Total	$107,222	$34,815	$4,053	$—	$30,537

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Introduction

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

•	New Accounting Policies

•	Critical Accounting Policies and Estimates

Introduction

We are one of the world’s largest independent designers and manufacturers of aluminum die cast components for automotive OEMs. During the last five years, our sales have increased from $254.3 million in 1998 to $521.1 million in 2003. The majority of the increase is the result of our 1999 acquisition of Nelson Metal Products Corporation. Since 1996, we have substantially expanded our design, engineering and manufacturing capabilities. Additionally, we completed several acquisitions that have expanded our operations from a single facility to eleven plants located throughout North America and Europe.

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

We derive substantially all of our sales from automotive OEMs and Tier 1 suppliers. The automotive industry is highly cyclical and dependent upon consumer spending. During the third and fourth quarters of 2000, OEMs reduced production levels in response to a decline in consumer demand. This decline continued throughout 2001. Overall, North American automotive and light truck production decreased approximately 9.8% in 2001 as compared to the prior year. In 2002, North American automotive production increased approximately 5.9% from 2001 production levels. In 2003, North American automotive production decreased approximately 3.0% from 2002 production levels.

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Years Ended
	December 31,
	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Cost of sales	86.9	87.4	84.1

Gross profit	13.1	12.6	15.9
Selling, general and administrative expenses	3.5	2.6	3.2
Restructuring and impairment charges	20.4	3.9	0.8
Amortization of intangibles	—	—	1.7
Loss on sale of business assets	0.2	—	—
Loss on early retirement of debt	—	2.5	—

Operating income (loss)	(11.0)	3.6	10.2
Interest expense	14.4	9.3	11.1
Other income	(0.1)	—	—

Loss before income taxes and cumulative effect of change in accounting principle	(25.3)	(5.7)	(0.9)
Provision for income taxes	0.3	7.0	0.5

Loss before cumulative effect of change in accounting principle	(25.6)	(12.7)	(1.4)

Cumulative effect of change in accounting principle - goodwill	—	(36.8)	—

Net Loss	(25.6)%	(49.5)%	(1.4)%

Results of Operations

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Sales — Sales for the year ended December 31, 2003 decreased by $29.4 million, or approximately 5.3%, to $521.1 million from $550.4 million for the year ended December 31, 2002. Sales from our North American operations decreased to $397.7 million in 2003 from $448.3 million in 2002. The North American operations were negatively impacted by lower Ford and GM production of automobiles and light trucks, resulting in $54.2 million lower sales and by lower selling prices totaling $9.0 million. These decreases were partially offset by higher aluminum prices in 2003, which are passed through to customers, which increased sales by $1.9 million versus 2002 and by component mix, which increased sales by $10.7 million versus 2002.

Sales from our European operations increased to $123.4 million in 2003 from $102.1 million in 2002. Changes in currency rates had the effect of increasing sales by $13.5 million in 2003. The remaining increase was due to net new business, including new programs with TRW, Ford, and Nissan that reached optimum monthly sales levels in 2003.

Cost of Sales — Cost of sales for the year ended December 31, 2003 decreased by $28.7 million, to $452.6 million from $481.3 million for the year ended December 31, 2002. On a percentage of sales basis, costs decreased to 86.9% in 2003 from 87.4% in 2002. Higher aluminum prices (which we passed on to our customers) had the impact of increasing cost as a percentage of sales by 0.5% in 2003. Cost reductions and usage control efforts in the areas of labor, scrap, supplies, assembled components, and other manufacturing costs resulted in cost improvements approximating $26.0 million in 2003 (or approximately 5.0% of sales) as compared to the prior year. These cost savings were offset by customer price reductionsand ramp-up costs associated with new business.

Selling, General and Administrative Expenses — Selling, general, and administrative expenses for the year ended December 31, 2003 increased $4.3 million to $18.3 million from $14.1 million for the year ended December 31, 2002. On a percentage of sales basis, costs increased from 2.6% in 2002 to 3.5% in 2003. Excluding $1.7 million in pension expense recognized in 2003 related to our U.K. operations as a result of lowering the discount rate, costs increased to 3.2% on a percentage of sales basis from 2002. The year over year remaining increase is attributable primarily to $0.6 million increase in legal and professional fees and increases in compensation and benefit costs.

Restructuring and Impairment Charges — Restructuring and impairment charges for the years ended December 31, 2003 and 2002 were as follows:

		Years Ended December 31,
	Business Unit	2003	2002
Goodwill impairment	Sheboygan and Ansola reporting units	$96,013	$—
Asset write-down	Saltillo, Mexico	4,924	—
Asset write-down	JLF UK operations (primarily Cheshunt, UK facility)	2,161	—
Asset write-down	Grandville, MI facility	—	17,953
Restructuring costs	Grandville, MI facility	2,683	3,355
Restructuring costs	JLF UK operations	633	—

Total		$106,414	$21,308

Restructuring and impairment charges for the year ended December 31, 2003 consisted of $96.0 million write-off of goodwill related to the Sheboygan and Ansola reporting units, $4.9 million write-down of assets at the Saltillo, Mexico plant, $2.2 million write-down of assets of the JLF UK operations (primarily Cheshunt facility), and $3.3 million in restructuring costs. The 2003 restructuring costs were as follows: $2.7 million for the continued closure of the Grandville, MI facility and $0.6 for the various JLF UK restructurings that began in the fourth quarter of 2003. The $21.3 million in 2002 related entirely to the closure of our Grandville, Michigan facility. Included in the charge were costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. The $3.3 million was comprised of lease terminations, post shutdown property taxes, employee related costs, and other exit costs.

Loss on Sale of Business Assets — Effective December 31, 2003, we sold substantially all the assets, net of certain liabilities, of our Wilson & Royston division of JLF UK for approximately $0.1 million in cash. The sale resulted in a loss of approximately $0.8 million.

Interest Expense — Interest expense for the year ended December 31, 2003 was $74.8 million, an increase of $23.7 million from $51.1 million in the year ended December 31, 2002. The increase was the result of higher weighted average interest rates and debt levels in the 2003 period. Non-cash interest expense for the year ended December 31, 2003 was $14.6 million compared to $2.3 million in 2002. The increase is the result of the December 2002 refinancing.

Other Income — During the year ended December 31, 2003, we recorded non-cash income of $0.6 million related to exchange rate fluctuations on debt denominated in foreign currencies.

Income Taxes — Pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we continue to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, we provide a valuation allowance for tax benefits associated with carryforward foreign losses. For the years ended December 31, 2003 and 2002, the provision for income taxes was $1.3 million and $38.5 million, respectively. The 2003 provision is primarily the result of minimum state taxes in the U.S. which are not income based and Mexican asset taxes. The 2002 provision is primarily the result of the valuation allowance.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Sales — Sales for the year ended December 31, 2002 increased by $44.7 million, or approximately 8.8%, to $550.4 million from $505.7 million for the year ended December 31, 2001. Sales from our North American operations increased to $448.3 million in 2002 from $425.6 million in 2001. The North American operations were positively impacted by stronger Ford and GM production of automobiles and light trucks, resulting in $28.7 million higher sales. In addition, higher aluminum prices in 2002, which are passed through to customers, increased sales by $11.3 million versus 2001. These volume and aluminum price gains were partially offset by $13.7 million of discontinued, unprofitable business which the Company no longer produces, and lower selling prices totaling $3.6 million.

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

Cost of Sales — Cost of sales for the year ended December 31, 2002 increased by $55.9 million, to $481.3 million from $425.4 million for the year ended December 31, 2001. On a percentage of sales basis, costs increased to 87.4% in 2002 from 84.1% in 2001. Lower utilization of loss contract reserves from $29.4 million in 2001 to $6.1 million in 2002 increased costs as a percent of sales by 4.2%. Higher aluminum prices (which we passed on to our customers) had the impact of increasing cost as a percentage of sales by 0.3% in 2002. Cost reductions and usage control efforts in the areas of labor, scrap, supplies, assembled components, and other manufacturing costs resulted in cost improvements approximating $20 million in 2002 (or approximately 3.6% of sales) as compared to the prior year. These cost savings were offset by customer price reductions, higher depreciation expense and ramp-up costs associated with new business.

Selling, General and Administrative Expenses — Selling, general, and administrative expenses for the year ended December 31, 2002 decreased $2.3 million to $14.1 million from $16.4 million for the year ended December 31, 2001. On a percentage of sales basis, costs decreased from 3.2% in 2001 to 2.6% in 2002. The year over year change is attributable to labor and benefit cost increases offset by a reduction in legal and professional costs.

Restructuring and Impairment Charges — In the fourth quarter of 2002, we recorded a charge of $21.3 million related to the closure of our Grandville, Michigan facility. Included in the charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. The $3.3 million is comprised of lease terminations, post shutdown property taxes, employee related costs, and other exit costs. The facility was closed on May 31, 2003. During 2001, under the impairment tests of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, we recorded an impairment charge of $4.1 million to write down the goodwill of our Saltillo, Mexico operations given that the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of goodwill. The impairment charge was previously reflected in amortization of intangible assets as a non-cash charge and has been reclassified to restructuring and impairment charges in the accompanying 2001 consolidated statements of operations.

Amortization Expense — Amortization expense decreased by $8.3 million from $8.4 million for the year ended December 31, 2001 to $0.1 million for the year ended December 31, 2002. The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in the discontinuation of goodwill amortization effective January 1, 2002, accounted for the majority of the decrease.

Loss on Early Retirement of Debt — We expensed previously capitalized debt issuance costs of $4.8 million and $8.7 million of payments made to the senior credit facility lenders in conjunction with the December 27, 2002 amendment. This total charge of $13.5 million was originally reflected as an extraordinary loss for the year ended December 31, 2002 as the modification of the terms of the senior credit facility was considered significant and has been reclassified in accordance with EITF No. 96-19.

Interest Expense — Interest expense for the year ended December 31, 2002 was $51.1 million, a decrease of $4.8 million from $55.9 million in the year ended December 31, 2001. Lower weighted average interest rates resulted in $6.8 million less interest, slightly offset by $2.0 million in higher interest due primarily to higher average debt balance and foreign currency exchange rates.

Income Taxes — Pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, we provided a valuation allowance for all of our U.S. Federal and remaining state deferred tax assets. This resulted in a provision for income taxes of $38.5 million for the year ended December 31, 2002. For the year ended December 31, 2001, we recorded an income tax provision of $2.6 million despite a pretax loss of $4.4 million. The provision is the result of minimum state income taxes in the U.S. and a valuation allowance for tax benefits associated with foreign losses.

Liquidity and Capital Resources

Sources of Cash

Our principal sources of cash are cash flow from operations and commercial borrowings. For the year ended December 31, 2003 and 2002, we generated cash from operations of $29.9 million and $12.1 million, respectively. Cash generated from operations before changes in working capital items was $33.1 million for 2003 compared to $51.9 million in 2002. Increases in working capital used cash of $3.2 million during 2003 compared to a usage of cash of $39.7 million in 2002. The increases in working capital resulted from changes in trade receivable, inventory and trade payable levels. Trade receivable balances decreased in 2003, providing $6.4 million of cash, compared to a $0.6 million usage of cash in 2002. The receivables decrease in 2003 was a result of lower sales as compared to 2002. Inventory decreased due to a combination of lower sales and inventory reduction programs that led to a $3.8 million source of cash in 2003 compared to a $3.4 million use of cash in 2002 to support inventory growth needed to support higher sales. Reduced accounts payable, along with changes to other assets and liabilities, used cash of $13.4 million compared to cash usage of $35.8 million in 2002. The payables reduction was due to more restrictive trade credit terms prior to amending the senior credit facility and new borrowing under a new secured second lien term loan, further discussed below, which was completed in December 2002.

In December 2002, we amended our senior credit facility and incurred the additional following indebtedness:

(i)	$95.0 million of a Tranche C term loan under the senior credit facility, which resulted in proceeds of $90.3 million after payment of certain fees to the lenders. The Tranche C term loan is part of our senior credit facility and matures in October 2006. The loan bears interest at the greater of 11% or prime plus 6%, payable quarterly. There are no scheduled principal payments until maturity. All principal payments are subject to an exit fee of 5% of such principal payment. Additionally, there is a 1% annual anniversary fee on all principal amounts outstanding.

(ii)	$96.4 million secured second lien term loan, which resulted in proceeds of $94.0 million net of debt discount. The secured second lien term loan bears 12% cash interest, payable quarterly, and 7% deferred interest. The principal and deferred interest are due on December 31, 2007. The term loan is secured by a second lien on substantially all of our domestic assets. We also issued warrants to acquire 5% of our authorized Q-1 shares to the lenders of the secured second lien term loans.

Concurrently with the debt issuances, we issued 65,118 shares of Class Q-1 and 11,593 shares of Class Q-2 common stock to a partnership owned by certain of our stockholders for total proceeds of $1.0 million.

The net proceeds from the debt and stock issuances described above were used to retire all tranche A term loan balances of $125.4 million, repay $16.6 million of the tranche B term loan, reduce borrowings under the revolving credit facility by $33.8 million and pay transaction related costs of $9.5 million.

In connection with the financing described above, we also amended our senior credit facility to extend the revolving credit facility availability until June 30, 2006. Our senior credit facility and the secured second lien notes include certain quarterly restrictive financial covenants including minimum interest coverage and maximum leverage ratios. We were in compliance with all financial covenants at December 31, 2003 and December 31, 2002.

At December 31, 2003, our senior credit facility consisted of: (i) a $133.8 million tranche B term loan that matures in October 2006, bears interest at prime plus 3.5% or minimum LIBOR of 2.5% plus 4.5% and has no scheduled principal repayments until maturity; (ii) a $96.3 million tranche C term that matures in October 2006, bears interest at the greater of 11% or prime plus 6% and has no scheduled principal repayments until maturity; and (iii) a $90.0 million revolving credit facility. At December 31, 2003, borrowings outstanding totaled $59.8 million under the revolving credit facility. At December 31, 2003, rates on borrowings under the senior credit facility varied from 5.2% to 11.0%.

Net cash provided by financing activities totaled $3.2 million during 2003 compared to $12.3 million in 2002. New borrowings under our $95 million tranche C term loan and $96.4 million secured second lien term loan were used to repay previous borrowings as of December 27, 2002 of $175.8 million under our tranche A and tranche B term loans.

Uses of Cash

Net cash used in investing activities was $35.0 million during 2003 compared to $22.4 million during 2002, all of which represented capital expenditures. Such capital expenditures were primarily for equipment purchases related to new or replacement programs. In both 2003 and 2002, we entered into sale-leaseback transactions. In 2003, we entered into an agreement to sell and lease back two machines at our Sheboygan, Wisconsin facilities. The majority of the assets sold in the transaction were purchased during 2003. Net proceeds from the transaction were approximately $3.0 million. In 2002, we entered into an agreement to sell and lease back certain equipment in the amount of $4.6 million at our Glasgow, Kentucky facility. We expect that capital expenditures will be in the range of $35 million to $40 million in 2004.

Liquidity

The Company has a substantial amount of leverage. As of December 31, 2003, the Company had outstanding indebtedness of $617.5 million, and a working capital deficiency of $11.1 million. In addition, the Company incurred net losses of $132.7 million and $272.1 million in 2003 and 2002, respectively. Total shareholders’ deficit was $418.3 million at December 31, 2003. In 2003, cash interest costs were $60.2 million and total interest costs were $74.8 million. Management believes total interest costs will remain at approximately the same levels in 2004. In order to maintain compliance with restrictive loan covenants in 2004 and beyond, the Company will need to improve its consolidated earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges (“EBITDA”) and cash flows from current levels. As of December 31, 2003, the Company had borrowing availability under its revolving credit facility and cash on hand of approximately $28.4 million.

In order to reduce costs, improve EBITDA and maintain adequate liquidity, the Company has taken the following actions: (i) completed the December 27, 2002 financing transactions (see Note 7) which eliminated all scheduled senior debt principal repayments until 2006, (ii) closed the Grandville, Michigan facility, (iii) closed two facilities in JLF UK, (iv) aligned the cost structure with the revenue base through personnel and other cost reductions, and (v) implemented stringent operating and cost management policies and controls.

The Company’s credit facilities contain restrictive covenants that, among other things, limit the Company’s ability to incur indebtedness, make capital expenditures, and pay dividends. The most restrictive covenants require the Company to maintain the following financial ratios:

•	Ratio of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges, or EBITDA, as defined, to consolidated cash interest expense of not less than 1.40 at December 31, 2003 (actual of 1.60) and 1.50 at December 31, 2004.

•	Ratio of total indebtedness to EBITDA, as defined (“Total Leverage Ratio”), of less than 6.75 at December 31, 2003 (actual of 6.43) and 6.25 at December 31, 2004.

•	Ratio of indebtedness under the Senior Credit Facility, including outstanding standby letters of credit, to EBITDA, as defined, of less than 3.50 at December 31, 2003 (actual of 3.03) and 3.25 at December 31, 2004.

The most restrictive quarterly covenant in 2004 will be the Total Leverage Ratio at December 31, 2004. Assuming total debt remains at $617.5 million (the balance at December 31, 2003), either an EBITDA, as defined, of approximately $99 million would need to be achieved to be in compliance with the required ratio of 6.25 at December 31, 2004 (EBITDA, as defined, was $96.6 million in 2003) or debt would need to be reduced to a sufficient level such that the required ratio would be achieved. Management believes its operating plans for 2004 will enable the Company to remain in compliance with the quarterly covenants in 2004. Management also believes that cash generated from operations together with available borrowings under the senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures during 2004. The assumptions underlying this belief include, among other things, that there will be no future material adverse developments in either the Company’s business or the automotive market in general.

As stated in Note 7 of the consolidated financial statements, the aggregate maturities of long-term debt and obligations under capital leases are $23.3 million in 2004 and $9.9 million in 2005. In October 2006, the Company’s senior credit facility matures, resulting in cash requirements of approximately $297.0 million. The Company will need to enter into a new credit facility or raise additional capital prior to the October 2006 maturity. There is no assurance the Company can enter into a new credit facility or raise additional required capital on terms acceptable to the Company, or at all.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

Our contractual obligations as of December 31, 2003 were as follows (in thousands):

	Payments Due by Period
							2009 and
Contractual Obligations	Total	2004	2005	2006	2007	2008	thereafter
Long-term debt	$596,265	$16,820	$4,077	$292,812	$104,155	$1,178	$177,223
Capital lease obligations	21,256	6,512	5,870	4,207	3,422	1,245	—
Operating leases	15,504	5,874	4,062	2,823	1,673	255	817

Balance at December 31	$633,025	$29,206	$14,009	$299,842	$109,250	$2,678	$178,040

At December 31, 2003, our commercial commitments included $3.3 million of standby letters of credit which were available under our senior credit facility.

Insurance

Significant changes have occurred during 2003 and 2002 in the commercial insurance market, which impacted the cost and availability of the Company’s insurance coverage. We have successfully renewed all of our policies in the current year, with premiums and deductibles at levels consistent with the prior year.

Pension Plans

The Company maintains two defined benefit pension plans, which cover all union employees of our former Grandville, Michigan facility and pre-acquisition employees at our United Kingdom facilities. Our policy is to fund each plan based upon actuarially determined amounts and as required by law.

The assumptions used to account for plan assets include a discount rate of 5.6% to 6.25% for 2003 based upon a review of long-term bonds as reviewed by our actuaries. The top end of discount rate has decreased from our range of 5.6% to 6.75% in 2002. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries as well as review of broad equity and bond indices. In 2003, we maintained our long-term return assumption of 8.0% from 2002.

We regularly review our actual asset allocation and periodically balance our investments to our targeted allocation when considered appropriate. We will continue to evaluate at least annually our actuarial assumptions, including our expected rate of return, and will adjust these as necessary. Our measurement date for both plans is as of October 31. For both plans, we follow SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Our actual return on plan assets approximated $4.2 million and $(0.3) million for the years ended December 31, 2003 and December 31, 2002, respectively. We contributed $1.4 million and $2.6 million for the years ended December 31, 2003 and December 31, 2002, respectively. The actual return on plan assets and contributions are based upon a number of actuarial assumptions as described above. The fair value of our plan assets increased from $33.0 million at December 31, 2002 to $40.1 million at December 31, 2003. The investment performance returns, somewhat reduced by our declining discount rates, have decreased our underfunded position from $16.2 million at December 31, 2002 to $15.4 million at December 31, 2003. The Company will be making the required quarterly payments as determined by our actuaries to supply the continuation of our pension plans. We do not expect we will need to contribute to the plans in 2004.

Over the past few years, the value of assets in the plans have declined in line with the performance of the financial markets generally. This situation combined with the increase in the present value of pension obligations results in pension obligations exceeding the fair value of plan assets. In this circumstance, the accounting rules require that we record an immediate adjustment to reflect the unfunded accumulated pension obligation. Accordingly, at December 31, 2003, we recorded an additional minimum pension liability adjustment totaling $8.6 million ($6.1 million after tax). The accounting rules require that this after-tax adjustment be recorded as a reduction of equity by charging accumulated other comprehensive income in our consolidated balance sheets rather than as a current year expense in our consolidated statements of operations.

Expense recognition under the pension accounting rules is based upon plan asset returns and plan benefit costs over the life of the Company’s workforce. Pension expense increased from $2.1 million in 2002 to $3.1 million in 2003. The increase in 2003 was due primarily to a lower discount rate used to measure the present value of plan obligations and a lower expected long-term return on plan assets. For 2003 expense, the discount rate assumption decreased from a range of 5.5% to 7.25% for 2002 expense to a range of 5.6% to 6.75% reflecting the decline in overall market interest rates and the expected return on plan assets was reduced from a range of 8.0% to 9.0% for 2002 expense to 8.0% reflecting trends in the overall financial markets.

We expect pension costs to decrease in 2004 to $1.5 million. The decrease is due primarily to a further decrease in the discount rate assumption and the fact that there will be no additional service cost relative to our Grandville, MI pension plan as the facility was closed on May 31, 2003. For 2004 expense, the discount rate assumption is decreasing from a range of 5.6% to 6.75% for 2003 expense to a range of 5.6% to 6.25%, reflecting the further decline in prevailing market interest rates. Our long-term expected rate of return on plan assets remains at 8.0% for 2004.

A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $140,000 per year. We elected to utilize a 25 basis point hypothetical change as the assumption difference to demonstrate the sensitivity of our pension expense to a change in the discount rate. A one percent decrease (increase) in the expected return on plan assets assumption, holding constant our discount rate and other assumptions, would increase (decrease) pension expense by approximately $401,000 per year. We elected to use a one percent hypothetical change as the assumption difference facilitates extrapolation of changes in the expected rate of return assumption.

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

Effects of Inflation

Inflation affects us in two principal ways. First, a portion of our debt is tied to prevailing short-term interest rates, which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. While the contracts with customers provides for pass-through increases in the price of aluminum, we do not have the ability to pass through inflation-related cost increases for labor and other costs. In the past few years, however, inflation has not significantly affected our operating results.

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

Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2003, all of our debt other than the senior subordinated notes and the secured second lien term loan were at variable rates. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pretax earnings and cash flows for the next year of approximately $3.1 million.

We had entered into an interest rate swap agreement during 2000 with a bank, having a notional amount of $75 million, to reduce the impact of changes in interest rates on floating rate long-term debt. This agreement effectively changed our interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 6.6%. We were required to prepay interest when the fair market value exceeded a certain amount, as defined in the agreement. The interest rate swap matured on December 31, 2003, and had been designated as and met the criteria for a cash flow hedge. Initial adoption of SFAS No. 133 on January 1, 2001 resulted in the recording of a liability for the fair value of the swap agreement, net of taxes, of $1.2 million as a component of accumulated other comprehensive loss.

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

Certain of our assets are located in foreign countries and are translated into U.S. dollars at currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a component of accumulated other comprehnsive income (loss) within stockholders’ investment (deficit). Accordingly, the consolidated stockholders’ investment (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain transactions and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003 and, as a result, the $13.5 million extraordinary loss recorded in the fourth quarter of 2002 related to the early retirement of debt is presented as a component of income from continuing operations for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. On December 31, 2002, the Company announced the closure of its Grandville facility. All accruals related to the closure made in 2002 were in compliance with EITF No. 94-3. Accounting for the exit activities related to this closure is in accordance with SFAS No. 146 commencing in 2003, and any relevant additional liabilities are recorded as they are incurred.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; in January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities; and in April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The adoption of these accounting pronouncements had no impact on the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective in the quarter ended September 30, 2003. The Company adopted the provisions of SFAS No. 150 in the third quarter of 2003 and concluded a change in the accounting for or classification of the $60.0 million outstanding redeemable common stock is not required pursuant to the provisions of SFAS No. 150, as the redemption of this stock is not mandatory.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs recognized during the interim periods. The revised SFAS No. 132 is effective for the Company for the year ended December 31, 2003 and subsequent interim periods.

Critical Accounting Policies and Estimates

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

Critical Accounting Estimates — Preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from our estimates.

Revenue Recognition — We typically enter into contracts to provide products for the life of a platform for automotive original equipment manufacturers. Revenue is recognized when the product is shipped from our facility as that is the time that title passes to the customer and the selling price is fixed. We establish reserves as appropriate for any pricing related disputes.

Reserve for Doubtful Accounts — Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts of $2.6 million as of December 31, 2003 is adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

Loss Contracts — We are committed under certain existing agreements to supply products to our customers at selling prices which are not sufficient to cover the costs to produce such product. These agreements were part of an acquisition made by the Company. In such situations, we record a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. Any change in the estimate will result in a change in period income. The reserve was reduced by $2.2 million for the year ended December 31, 2003 and $6.1 million for the year ended December 31, 2002. The liability was reduced due to the sale of products, the movement of certain production from the closed Grandville facility on May 30, 2003 to other lower-cost facilities and also included an adjustment of approximately $1.3 million and $1.1 million in 2003 and 2002, respectively, due to cost reductions and reductions in estimated future shipments. Interest expense recognized related to loss contracts was $0.1 million for the year ended December 31, 2003 and $0.2 million for the year ended December 31, 2002.

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

The closure of our Grandville, Michigan production facility, which was announced in December 2002, prompted our review of the recoverability of long-lived assets at the Grandville facility. We categorized the Grandville assets by those that will be transferred to our Sheboygan and Glasgow production facilities, those that will be sold, and those that will be disposed. We projected the future cash flows on the latter two categories of these assets to be less than their carrying value. Our estimated future cash flows for the Grandville assets included assumptions regarding the fair value of assets to be sold, based in part on independent appraisals, and the extent of use and duration of time which the assets will continue to be utilized. While management believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations. See further discussion of the Grandville closure under “Restructuring Costs” below.

During 2003, we concluded that we could not manufacture components for the key customer at our Saltillo, Mexico facility at an acceptable profit margin. Therefore, the business is being re-sourced to another supplier. As a result, the Company concluded that the cash flows from its Saltillo, Mexico operations would be less than the carrying value of those fixed assets. Accordingly, we recorded an impairment charge of approximately $4.9 million related to the fixed assets of that operation.

During the fourth quarter of 2003, we announced and implemented a restructuring plan for our U.K. operations. As a result, we recognized a charge to earnings of $2.8 million, which reflects $0.6 million in severance costs in accordance with SFAS No. 146 and asset impairments of $2.2 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities (estimated completion date of March 31, 2004), the closing of the Cheshunt, England facility will result in a net workforce reduction of 50 hourly and salaried employees. The closure of the Birmingham, England tooling operation (estimated completion during the first quarter of 2004) will result in a net workforce reduction of 21 hourly and salaried employees. The 2003 restructuring charge did not cover certain aspects of the activities that will be occurring in future periods, including the movement of equipment, certain severance costs and employee relocation and training. The remaining estimated costs of $5.5 million will be recognized in future periods as incurred in accordance with SFAS No. 146.

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

In connection with the annual impairment tests under SFAS No. 142 performed in the third quarter of 2003, we determined that the carrying amount of the underlying assets of the Sheboygan and Ansola reporting units’ was greater than estimated fair value. Additionally, we determined that the fair market value of the goodwill associated with these reporting units was less than the carrying value, resulting in an impairment charge of approximately $96.0 million for the three months ended September 30, 2003. During 2003 and primarily in the third quarter, the cash flows from these two reporting units were lower than projections that were used in the 2002 valuation. In particular, cash flows were less than the previous projections due to (i) a decrease in production volumes by our largest customers, Ford and General Motors, commensurate with those customers’ market share declines in 2003, (ii) the transfer of production of a part to a Nelson reporting unit facility rather than to a Sheboygan reporting unit facility, and (iii) an increase in the discount rate reflecting the our higher cost of capital. These events led to the reduction in the fair value of the Sheboygan and Ansola reporting units and resulting goodwill impairment. This charge represents the write-off of the entire goodwill for the Sheboygan and Ansola reporting units.

In 2001, the current and historical operating and cash flow losses of our Mexico operating segment combined with forecasts that demonstrated continuing losses prompted us to assess the recoverability of the long-lived assets of the Mexico operating segment. Based on our assessment, the carrying value of Mexico’s goodwill exceeded its fair value, and we accordingly recorded an impairment charge of approximately $4.0 million on the Mexico goodwill asset. The impairment charge for the Mexico goodwill was evaluated and measured under SFAS No. 121, portions of which were amended and superseded by SFAS No. 142 effective January 1, 2002, as previously discussed.

Pension and Other Post-Employment Benefits — The determination of the obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, as well as expected increases in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While we believe that current assumptions are appropriate based on available information, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and other postretirement obligations and the future expense.

Income Tax Accounting — As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized, considering future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations. Our historical results have been adversely impacted by the impairment of goodwill and the restructuring charge previously discussed as well as other non-recurring events such as integration difficulties involving the acquisition of Nelson. As a result of accounting charges related to these events, the Company has incurred accounting losses on a cumulative basis since 1999. Because SFAS No. 109, Accounting for Income Taxes, requires that we weight historical reported results greater than projections of future income, management increased the valuation allowance on the deferred tax assets to $93.3 million at the end of 2002. As we potentially realize positive earnings in the future, we will reassess the need for this valuation allowance, and based on positive historical earnings and projections that demonstrate all or a portion of the related tax assets will be utilized, we will appropriately reduce the valuation allowance and credit the income tax provision.

Restructuring Costs — In 2002, we recorded a pretax restructuring charge of $21.3 million related to the closing of our Grandville, Michigan facility. Included in this charge are costs associated with closing the facility of $3.3 million and asset impairments of $18.0 million. These charges related to the impairment of property, plant and equipment, lease terminations, employee-related costs and other exit costs. These actions resulted in the net workforce reduction of 225 salaried and hourly employees, the elimination of approximately 224,000 square feet of facilities and the disposal of assets associated with the exited facilities. Shutdown expenses that occurred in 2003 were expensed in accordance with SFAS No. 146. For the year ended December 31, 2003, the Company expensed $3.3 million in cash costs which were not reserved for, of which $2.7 million related to the Grandville restructuring and $0.6 million related to the JLF UK restructuring.

Contingencies — We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” section of Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are hereby attached to this document beginning on page 49.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company determined, for itself and on behalf of its subsidiaries, to dismiss our independent auditors, Arthur Andersen LLP (“Arthur Andersen”) and to engage the services of Deloitte & Touche LLP (“Deloitte & Touche”) as our new independent auditors. The change in our auditors was approved by the Company’s Audit Committee and Board of Directors and was effective as of January 6, 2003. As a result, Deloitte & Touche audited the Company’s consolidated financial statements for the year ended December 31, 2002.

Arthur Andersen’s report on the Company’s consolidated financial statements for the year ended December 31, 2001 did not contain adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2001, through January 6, 2003 (the “Relevant Period”), (1) there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such year, and (2) there were no reportable events as described in Item 304(a)(1)(v) (“Reportable Events”) of the Commission’s Regulation S-K.

During the Relevant Period, neither the Company nor anyone acting on its behalf consulted with Deloitte & Touche regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matters or reportable events as set forth in Items 304(a)(1)(iv) and (v), respectively, or Regulation S-K.

The Company has not been able to obtain, after reasonable efforts, the re-issued reports or consents of Arthur Andersen related to the 2001 consolidated financial statements and financial statement schedules. Therefore, the Company has included a copy of their previously issued report.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13c – 15(e) and 15d – 15(e)) as of December 31, 2003, the end of the year covered by this report. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have concluded, based on that evaluation, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

There have been no significant changes in our internal controls over financial reporting during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our current directors and executive officers and their ages as of March 10, 2004:

Name	Age	Principal Position(s)
John F. Falcon	55	President, Chief Executive Officer and Director
Anthony A. Barone	54	Chief Financial Officer, Chairman and Director
Charles M. Waldon	54	Executive Vice President, Chief Technical Officer
James A. Amodeo	55	Vice President of Finance
Juan Manuel Orbea	51	General Manager of Ansola
Dugald K. Campbell	57	Director
S. A. (“Tony”) Johnson	63	Director
Eric J. Rosen	42	Director
Karl F. Storrie	65	Director
John L. Thomson	52	Director

John F. Falcon was named President and Chief Executive Officer of the Company in July 2003. Mr. Falcon served as President and Chief Executive Officer of Shiloh Industries, Inc. from April 1999 to January 2002. From 1995 to April 1999, Mr. Falcon held several positions at Lear Corporation, a supplier of automotive interior systems, including Director of Interiors for its General Motors division. Prior to that time, he had over twenty years of experience at General Motors, a manufacturer of vehicles, where he held several positions, including, among others, Worldwide Operations Manager for ignition and filtration products.

Anthony A. Barone has served as Director of the Company since November 2000. He was appointed Chief Financial Officer of the Company in June 2003. He has been Chairman of the Board of Directors since August 1, 2003. He served as Vice President of Tower Automotive, Inc. from May 1995 to May 31, 2003. Mr. Barone served as Chief Financial Officer of Tower Automotive from May 1995 through November 2002. From June 1984 to January 1995, Mr. Barone served as Chief Financial Officer of O’Sullivan Corporation, a manufacturer of interior trim components for the automotive industry.

Charles M. Waldon was named Executive Vice President and Chief Technical Officer of the Company in February 2001. From April 1996 to February 2001, he served as President, Chief Executive Officer of the Company. Mr. Waldon joined the Company in 1983 and became Executive Vice President – Manufacturing in 1987. Prior to joining the Company, Mr. Waldon was employed for 16 years by GM in its aluminum die casting operation in Bedford, Indiana.

James A. Amodeo was named Vice President of Finance of the Company in September 2003. Mr. Amodeo joined the Company in 2001 serving as Controller of Operations Accounting. Mr. Amodeo has served as Vice President of Finance at Trailmobile, Inc. from 1995 to 2000, and UNC, Inc. from 1992 to 1995. He served as Vice President of Naval Products Division, Uncasville, Connecticut from 1987 to 1991.

Juan Manuel Orbea has served as the General Manager of Ansola since 1977. From 1993 until 1998, Mr. Orbea served as Chairman of the Spanish Technical Association for the Development of Pressure Casting.

Dugald K. Campbell has served as a Director of the Company since May 1999. Mr. Campbell has also served as President, Chief Executive Officer and a Director of Tower Automotive, Inc. since December 1993. From 1991 to 1993, Mr. Campbell served as a consultant to Hidden Creek. From 1988 to 1991, he served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1972 to 1988, Mr. Campbell held various executive, engineering and marketing positions with Allied Automotive, a manufacturer of vehicle systems and components and a subsidiary of AlliedSignal, Inc.

S. A. (“Tony”) Johnson has served as a Director of the Company since the April 1999 recapitalization. He also served as Chairman from the April 1999 recapitalization through March 2003. Mr. Johnson has been the Chairman of Hidden Creek since May 2001. From 1989 to May 2001, he was Chief Executive Officer and President of Hidden Creek. Mr. Johnson is also a General Partner of J2R Partners III. Prior to forming

Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Mr. Johnson served as Chairman and a Director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 to August 1995. Mr. Johnson is also Chairman and director of Tower Automotive, Inc. and a director of Dura Automotive Systems, Inc.

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

Karl F. Storrie has served as a Director of the Company since May 1999. Mr. Storrie served as President and Chief Executive Officer of Dura Automotive Systems, Inc. from March 1991 until January 2003. Prior to joining Dura Automotive Systems, Inc. and from 1986, Mr. Storrie was Group President of a number of aerospace manufacturing companies owned by Coltec Industries, a multi-divisional public corporation. From 1981 to 1986 and prior to becoming a Group President, Mr. Storrie was a Division President of two aerospace design and manufacturing companies for Coltec Industries. During his 35 year career, Mr. Storrie has held a variety of positions in technical and operations management. Mr. Storrie is also a director of Dura Automotive Systems, Inc. and Argo-Tech Corporation, a manufacturer of aircraft fuel, boost and transfer pumps.

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

Our Board has appointed an Audit Committee comprised of John Thomson (chairman), Dug Campbell and Karl Storrie. The Board has determined that each member of the Committee satisfies the independence requirements applicable to audit committees as set forth in the applicable rules of the Securities and Exchange Commission. To date, the Board has not designated an “audit committee financial expert” within the meaning of the SEC’s regulations. The current members of the audit committee do not have the requisite experience to qualify as such an expert under the SEC’s current rules.

We have a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. A copy of the Code is available on our website at www.jlfrench.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information for 2003, 2002 and 2001 for our chief executive officer and the four other executive officers who were the most highly compensated executive officers for that year (“Named Executive Officers”).

Summary Compensation Table

	Annual Compensation
				Other Annual	All Other
		Salary	Bonus	Compensation	Compensation
Name and Principal Position		($) (6)	($) (6)	($) (7)	($) (8)
John F. Falcon	2003	$206,250	$100,000	$750	$571
President, Chief Executive Officer (1)	2002	—	—	—	—
	2001	—	—	—	—
Charles M. Waldon	2003	350,000	511,877	4,080	5,150
Executive Vice President, Chief	2002	350,730	115,238	4,828	4,232
Technical Officer (2)	2001	350,000	78,750	2,080	2,889
James A. Amodeo	2003	203,934	124,814	—	38,888
Vice President of Finance (3)	2002	200,404	38,767	—	6,575
	2001	168,077	26,250	—	—
Timothy R. Kaderabek	2003	212,500	82,500	2,080	—
Vice President of Large Castings (4)	2002	53,030	19,090	—	—
	2001	141,923	—	150	—
Juan Manuel Orbea	2003	326,963	42,458	—	—
General Manager, Ansola, Spain Operations	2002	262,421	26,458	—	—
	2001	237,354	—	—	—
David S. Hoyte	2003	443,800	—	405,001	61,268
Former President and Chief Executive Officer(5)	2002	419,711	167,918	4,541	41,716
	2001	328,846	371,000	—	152,924

(1)	Mr. Falcon was appointed president and chief executive officer in July 2003.

(2)	Mr. Waldon served as president and chief executive officer through February 2001. Mr. Waldon’s bonus payment relates primarily to a long-term incentive plan adopted in 2001. Under the terms of the plan a portion of the amount earned each year was deferred. Final payment under the plan was made in February 2004.

(3)	Mr. Amodeo was appointed vice president of finance in September 2003. Prior to that, he served as director of operations accounting.

(4)	Mr. Kaderabek was appointed vice president of large castings in North America in September 2003. Prior to that, he served asdirector of manufacturing at the Sheboygan operations.

(5)	Mr. Hoyte was appointed president and chief executive officer in February 2001. Mr. Hoyte resigned in July 2003. His severance payments are included in “Other Annual Compensation.”

(6)	Includes amounts deferred by employees under our 401(k) employee savings plan.

(7)	The amounts disclosed in this column include amounts contributed to our 401(k) employee savings plan and profit sharing plan and dollar value of premiums we paid for term life insurance on behalf of the Named Executive Officers.

(8)	Includes the value of personal benefits and prerequisites and relocation expenses.

Option Grants in Last Fiscal Year

We did not grant any options during our last fiscal year.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Our Named Executive Officers did not exercise any options during our last fiscal year and did not hold any unexercised options as of December 31, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our authorized capital stock consists of eleven classes of common stock designated as class A common stock, class A-1 common stock, class A-2 common stock, class B common stock, class C common stock, class D-1 common stock, class D-2 common stock, class E common stock, class P redeemable common stock, class Q-1 common stock and class Q-2 common stock.

At December 31, 2003, we had the following shares issued and outstanding: 11.6 shares of class A common stock, 7.1 shares of class A-1 common stock, 20.7 shares of class B common stock, 5.2 shares of class C common stock, 7.1 shares of class D-1 common stock, 7.3 shares of class D-2 common stock, 3.6 shares of class E common stock, 14.2 shares of class P redeemable common stock, 65,118.3 shares of class Q-1 common stock and 11,592.7 shares of class Q-2 common stock. The outstanding classes of common stock generally differ with respect to dividend, liquidation preference and voting rights. The holders of each of the outstanding classes of common stock are entitled to receive distributions, whether as a dividend, liquidating distribution or otherwise and whether in cash, property or securities, based on the relative priority of, and the aggregate number of shares of such class outstanding as a percentage of the total number of shares of common stock outstanding. These distributions will be allocated between the various classes as set forth in our certificate of incorporation. Each outstanding share of common stock (other than shares of class D-2 common stock, class P redeemable common stock and class Q-2 common stock, which are non-voting) is entitled to one vote on all matters submitted to a vote of stockholders. Except as otherwise required by our certificate of incorporation or applicable law, all classes of voting common stock (other than the class D-2 common stock, the class P redeemable common stock and the class Q-2 common stock) vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.

On December 29, 2003 we completed a 1 for 1,000 reverse stock split. All references to the number of shares outstanding have been retroactively restated to reflect the reverse stock split.

The table below sets forth certain information regarding the equity ownership of the Company as of February 29, 2004 by: (1) each person or entity known by the Company to beneficially own five percent or more of a class of our voting common stock, (2) each director and Named Executive Officer and (3) all of the Company’s directors and executive officers as a group. Unless otherwise stated, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

				Percent of
		Number of	Percent of	Voting
Directors, Officers and 5% Stockholders	Class	Shares	Class	Power(1)
Onex Corporation(2)(3)(4)(5)	Class B	18.6	90%	* %
	Class P	6.3	44	(16)
	Class Q-1	42,791.0	66	65.6
J2R Partners III(6)	Class C	5.2	100	(3)
	Class E	3.6	100	(3)
Alan Quarterman(7)	Class A	6.1	54	*
	Class P	1.6	11	(16)
The Northwestern Mutual Life Insurance Company(8)	Class D-1	4.9	71	(3)
	Class P	1.6	11	(16)
	Class Q-1	11,083.8	17	(3)
Robert W. Baird & Co. Entities(9)	Class D-1	1.9	28	(3)
	Class P	0.7	5	(16)
	Class Q-1	4,134.1	6	(3)
Norwest Equity Capital, L.L.C.(10)	Class P	1.5	10	(16)
	Class Q-2	6,955.6	60	(16)
BancAmerica Capital Investors II, L.P.(11)	Class D-2	2.9	40	(16)
	Class P	1.0	7	(16)
	Class Q-2	4,637.1	40	(16)
Tower Automotive, Inc.(12)	Class A	2.6	23	(3)
	Class A-1	7.1	100	*
	Class P	0.7	5	(16)
S. A. Johnson(12)(13)	Class C	5.2	100	(3)
	Class E	3.6	100	(3)
	Class P	0.2	1	(16)
	Class Q-1	841.0	1	(3)
Charles M. Waldon(3)	Class A	0.8	7	(3)
John A. Falcon	—	—	—	—
Anthony A. Barone	—	—	—	—
Dugald K. Campbell(15)	Class A	0.1	*	(3)
	Class C	5.2	100	(3)
	Class E	3.6	100	(3)
John L. Thomson(14)	Class P	1.5	10	(16)
	Class Q-2	6,955.6	60	(16)
Eric J. Rosen(2)	Class Q-1	62.1	*	*
Karl F. Storrie(15)	Class C	5.2	100	(3)
	Class E	3.6	100	(3)
	Class Q-1	97.7	*	(3)
Christopher A. Govan(17)	Class B	1.2	6	*
	Class P	0.4	3	(16)
Terrance W. Glarner(18)	Class D-2	4.4	60	(16)
All directors and officers as a group (8 persons)	All	1,010.5	—	*

*	Denotes less than one percent.

(1)	Except as otherwise required by our certificate of incorporation or applicable law, all classes of voting common stock vote together as a single class on all matters submitted to a vote of the stockholders, including the election of directors.

(2)	Onex Corporation (“Onex”) has shared voting power over 65,160 shares of common stock (see note (3)). Mr. Rosen, a Director of French, is Managing Director of Onex Investment Corp., a wholly owned subsidiary of Onex. The address for Onex and Mr. Rosen is c/o Onex Investment Corp., 712 Fifth Avenue, 40th Floor, New York, New York 10019.

(3)	Onex, J2R Partners III, The Northwestern Mutual Life Insurance Company, Robert W. Baird & Co. Entities (as defined below), Messrs. Johnson and Waldon and all of French’s other existing stockholders (other than the Mr. Quarterman (see note 7)) have entered into a stockholders agreement pursuant to which such stockholders agreed to vote their shares of common stock in the same manner as Onex votes its shares on the election of directors and, with the exception of Northwestern Mutual Life, on all other matters presented to French’s stockholders for a vote and, to the extent permitted by law, granted to Onex a proxy to effectuate such agreement. As a result, Onex has voting control of approximately 99% of the Company’s common stock.

(4)	Class B includes 18.4 shares owned by Onex and 0.2 shares owned by J.L. French Partners, LP, a partnership controlled by Onex. Class P includes 6.2 shares owned by Onex and 0.1 shares owned by J.L. French Partners, LP. The address for J.L. French Partners, LP is 421 Leader Street, Marion, OH 43302.

(5)	Includes 42,791.0 shares of Class Q-1 common stock owned by Onex American Holdings II LLC (“OAH II”), a wholly owned subsidiary of Onex Corporation. The address for OAH II is 421 Leader Street, Marion, Ohio 43302.

(6)	The general partners of J2R Partners III are S. A. Johnson, Dugald K. Campbell, Karl F. Storrie, Scott D. Rued, Carl E. Nelson, David J. Huls, Mary L. Johnson, Judith A. Vijums and Daniel F. Moorse. The address for J2R Partners III is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.

(7)	The address for Mr. Quarterman is 1001 Club Commons Circle, Atlanta, Georgia 30326.

(8)	The address for The Northwestern Mutual Life Insurance Company (“NML”) is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. NML indirectly owns 55% of the outstanding capital stock of Robert W. Baird & Co. Incorporated.

(9)	Shares of class D-1 common stock and class P redeemable common stock are owned by the following Robert W. Baird & Co. Entities:

		Class P
	Class D-1	Redeemable
	Common Stock	Common Stock
Robert W. Baird & Co.	0.6	—
BCP II Affiliates Fund L.P.	0.3	—
BCP II L.P.	0.9	0.1
BCP III Affiliates Fund L.P.	—	0.1
BCP III Special Affiliates L.P.	—	0.1
BCP III L.P.	0.1	0.4

	1.9	0.7

Collectively, the Robert W. Baird & Co. Entities, due to their common control, may be deemed to beneficially own each other’s shares, but each disclaims such beneficial ownership. The address for the Robert W. Baird & Co. Entities is c/o Robert W. Baird & Co., 277 W. Monroe St., Suite 2100, Chicago, Illinois 60606.

(10)	Norwest Equity Capital, L.L.C. is an affiliate of Norwest Equity Partners. The address for Norwest Equity Capital, L.L.C. is 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.

(11)	The address for BancAmerica Capital Investors II, L.P. is 231 South LaSalle Street, 19th Floor, Chicago, Illinois 60697.

(12)	The address for Tower is 27175 Haggerty Road, Novi, Michigan 48377-3626. Mr. Johnson is a member of the board of directors of Tower. Mr. Johnson disclaims beneficial ownership of the shares owned by Tower.

(13)	Includes 5.2 shares of class C common stock and 3.6 shares of class E common stock owned by J2R Partners III, of which Mr. Johnson is a general partner and 0.2 shares of class P common stock owned by Mr. Johnson. The address for Mr. Johnson is c/o OG Partners, 294 Grove Lane East, Suite 260, Wayzata, Minnesota 55391.

(14)	Includes 1.5 shares of class P common stock and 6,955.6 shares of Class Q-2 common stock owned by Norwest Equity Capital, L.L.C., an affiliate of Norwest Equity Partners, of which Mr. Thomson is a General Partner. The address for Mr. Thomson is c/o Norwest Equity Partners, 3600 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402.

(15)	Includes 5.2 shares of class C common stock and 3.6 shares of class E common stock owned by J2R Partners III, of which Messrs. Campbell and Storrie are general partners. Each of Messrs. Campbell and Storrie disclaims beneficial ownership of the shares owned by J2R Partners III. The address of each of them is c/o Hidden Creek, 4508 IDS Center, Minneapolis, Minnesota 55402.

(16)	Class D-2, class P, and class Q-2 common stock are non-voting.

(17)	Christopher A. Govan is Managing Director-Taxation of Onex. The address for Mr. Govan is 161 Bay Street, P.O. Box 700, Toronto, Ontario, Canada M5J 251.

(18)	The address for Mr. Glarner is 160 Montrose Place, St. Paul, Minnesota 55104.

Equity Compensation Plans

The Company currently does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor Stockholders Agreement

In connection with the April 1999 recapitalization, French and each of its stockholders entered into an investor stockholders agreement, dated as of April 21, 1999. Tower Automotive and Onex Advisor LLC and the other employees and affiliates of Onex who purchased shares of the Company’s class A common stock in connection with French’s financing of the acquisition of Nelson became parties to this stockholders agreement by executing joinder and rights agreements dated as of October 15, 1999. The stockholders agreement provides that the Company’s board of directors will be established at seven directors and will be comprised of: (1) three representatives designated by J2R, two of whom shall be S. A. Johnson and Anthony A. Barone, (2) two representatives designated by Onex, which representatives shall be Eric J. Rosen and John F. Falcon, (3) one representative designated by Windward, which shall be Gary L. Swenson and (4) one representative designated by Northwestern Mutual Life, which shall be A. Kipp Koester. In 2002, Mr. Swenson and Mr. Koester resigned from the board. Windward and Northwestern Mutual Life have not yet designated replacement directors. The parties to the stockholders agreement subsequently voted to increase the size of the Company’s Board of directors to up to eleven directors and appointed Karl F. Storrie and Dugald K. Campbell to the Board. In addition, each party to the stockholders agreement has agreed to consent to a sale of French if such sale is approved by our board of directors.

Except for Windward, each of the parties to the stockholders agreement has also agreed to vote their common stock as directed by Onex on the election of directors and, with the exception of Northwestern Mutual Life, on all other matters submitted to a vote of stockholders, and has granted the person who is at any time the president of Onex a proxy to vote its common stock. The voting provision of the stockholders agreement automatically terminates upon the sale by French of at least 20% of its common stock, on a fully diluted basis, in an underwritten public offering.

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

Registration Agreement

In connection with the April 1999 recapitalization, each of our stockholders entered into a registration agreement. Tower Automotive and Onex Advisor LLC and the other employees and affiliates of Onex who purchased shares of our class A common stock in connection with the financing of the acquisition of Nelson became parties to this registration agreement by executing joinder and rights agreements dated as of October 15, 1999. Pursuant to the registration agreement, the holders of a majority of (1) the shares of class B common stock issued pursuant to the recapitalization, or issued or issuable in respect of such securities, and (2) any other shares of common stock held by persons holding any of the foregoing may request, at any time, up to five registrations of all or any part of their common stock on Form S-1 or any similar long-form registration statement or, if available, an unlimited number of registrations on Form S-2 or S-3 or any similar short-form registration statement, each at the Company’s expense. At present, Onex AH LLC owns all of the outstanding class B common stock. In the event that the holders of these securities make such a demand registration request, all other parties to the registration agreement will be entitled to participate in such registration. In the event that none of these securities are outstanding, the holders of a majority of (1) the common stock issued pursuant to the recapitalization, or issued or issuable with respect thereto, and (2) any common stock held by persons holding any of the foregoing will be entitled to exercise these demand registration rights. The registration agreement also grants to the parties thereto piggyback registration rights with respect to all other registrations by us and we will pay all expenses related to such piggyback registrations.

Management Stockholders Agreement

On July 16, 1999, the Company, Onex and members of management who owned shares of the Company’s common stock, including Mr. Waldon, entered into a management stockholders agreement. In July 1999 and December 1999, the Company sold 2.138 shares of French’s class A common stock to its managers, representing approximately 4.0% of its outstanding common stock. The amount of management stock held by each of the Company’s executive officers is as set forth in “Security Ownership of Certain Beneficial Owners and Management.” Each management stockholder purchased such stock (fractional shares) that would equate to a price of $4,212,000 per share, which is the per share amount paid by the equity investors in connection with the recapitalization. The agreement permits the management stockholders to borrow up to half of the purchase price of their stock being pledged to secure repayment of the loan.

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

The terms of the management stockholders agreement govern all common stock owned or later acquired by the management stockholders other than any stock purchased in the open market at any time after the Company has consummated an initial public offering.

Management Agreement with Hidden Creek

Pursuant to the terms of a management agreement dated as of April 21, 1999, Hidden Creek has agreed to provide strategic direction and financial management and administrative services to the Company. In exchange for such services, the Company has contracted to pay Hidden Creek an annual management fee in the amount of $1 million. This management agreement is for an initial term of five years, but may be canceled by Hidden Creek upon 30 days notice. The agreement is automatically renewable after five years on a year-to-year basis unless the Company gives Hidden Creek 30 days notice of its intent to terminate the agreement. The agreement will terminate in any event upon a sale of the Company. The Company was charged by Hidden Creek approximately $2.4 million in 2002 for services rendered for the refinancing of our debt in 2002.

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

In December 2002, the Company issued approximately $9.9 million of the secured second lien term loan to JLF/AR-I LLC. In addition, the Company issued 65,118.3 shares of Class Q-1 and 11,592.7 shares of Class Q-2 common stock to JLF/AR-I LLC for consideration of $1.0 million. During 2003, JLF/AR-I LLC sold the secured second lien term loan to a non related third party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche for the audit of the Company’s annual financial statements for 2003 and 2002 and fees billed for audit-related services, tax services and all other services rendered by Deloitte & Touche for 2003 and 2002 (in thousands).

		Year Ended December 31,
		2003	2002
(1)	Audit fees	$792	$748
(2)	Audit-related fees	—	—
(3)	Tax fees (a)	426	148
(4)	All other fees (b)	—	121

		$1,218	$1,017

(a)	Principally relates to tax compliance services (including U.S. federal and international returns) and tax examination assistance.

(b)	Principally due diligence assistance.

All audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s policy on the approval of audit and nonaudit services provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy also requires specific approval by the Audit Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report on Form 10-K

(1)	Financial Statements:

-	Independent Auditors’ Report by Deloitte & Touche LLP for 2003 and 2002

-	Report of Independent Public Accountants by Arthur Andersen LLP for 2001

-	Consolidated Balance Sheets as of December 31, 2003 and 2002

-	Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

-	Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001

-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

-	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

-	Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits: See “Exhibit Index” beginning on page 46.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Filing on November 10, 2003 under Item 12 on Form 8-K. The purpose of the filing was to disclose the Company’s results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date: March 17, 2004	By	/s/ ANTHONY A. BARONE

Anthony A. Barone, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN F. FALCON John F. Falcon	President, Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2004

/s/ ANTHONY A. BARONE Anthony A. Barone	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 17, 2004

/s/ DUGALD K. CAMPBELL Dugald K. Campbell	Director	March 17, 2004

/s/ JOHN L. THOMSON John L. Thomson	Director	March 17, 2004

/s/ S. A. JOHNSON S. A. Johnson	Director	March 17, 2004

/s/ ERIC J. ROSEN Eric J. Rosen	Director	March 17, 2004

/s/ KARL F. STORRIE Karl F. Storrie	Director	March 17, 2004

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For The Fiscal Year Ended December 31, 2003

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

Page Number in
Sequential
Numbering
of all Form 10-K
and Exhibit Pages
French Automotive Castings, Inc., Onex Advisor LLC and each of the other persons listed on the signature pages thereto, relating to the Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.5 of the S-4.

10.6	Joinder and Rights Agreement, dated October 15, 1999, by and between J.L. French Automotive Castings, Inc. and Tower Automotive, Inc., relating to the Stockholders Agreement and the Registration Agreement, incorporated by reference to Exhibit 10.6 of the S-4.	*

10.7	Sublease Agreement, dated March 25, 1998, by and between J.L. French Corporation and American Bumper & Mfg. Co., incorporated by reference to Exhibit 10.7 of the S-4.	*

10.9**	Employment Agreement, dated April 30, 1998, by and between Fundiciones Viuda de Ansola S.A. and Juan Manuel Orbea, incorporated by reference to Exhibit 10.9 of the S-4.	*

10.10**	Employment Agreement, dated April 30, 1998, by and between Ansola Acquisition Corporation, S.R.L. and Juan Manuel Orbea, incorporated by reference to Exhibit 10.10 of the S-4.	*

10.11	Management Stockholders Agreement, dated July 16, 1999, by and between J.L. French Automotive Castings, Inc., Onex American Holdings LLC and the individuals named on Schedule I thereto, incorporated by reference to Exhibit 10.11 of the S-4.	*

10.12	Form of Stock Subscription Agreement by and between J.L. French Automotive Castings, Inc. and certain members of management purchasing common stock (including a schedule identifying Subscription Agreements executed by Charles M. Waldon, Paul A. Buckley, Thomas C. Dinolfo, Donald W. Porritt, Lowell E. Shoaf and Stephen R. Southern), incorporated by reference to Exhibit 10.12 of the S-4.	*

10.14	Stock Purchase Agreement, dated October 14, 1999, by and among J.L. French Automotive Castings, Inc., Onex American Holdings LLC, J2R Partners III and the persons set forth on Schedule A attached thereto, incorporated by reference to Exhibit 10.14 of the S-4.	*

10.15	Stock Purchase Agreement, dated May 24, 2000, by and among J.L. French Automotive Castings, Inc., J2R Partners III and the stockholders listed on the signature pages thereto.	*

10.16	Stock Purchase Agreement, dated November 30, 2000, by and among J.L. French Automotive Castings, Inc., Tower Automotive and the stockholders listed on the signature pages thereto.	*

10.17	Second Amendment, dated as of July 15, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999, incorporated by reference to Exhibit 10.2 of the June 2002 10-Q.	*

10.18	Third Amendment, dated as of November 19, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999, incorporated by reference to Exhibit 10.3 of the June 2002 10-Q.	*

10.19	Fourth Amendment, dated as of November 22, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999, incorporated by reference to Exhibit 10.4 of the June 2000 10-Q.	*

10.20	Fifth Amendment, dated as of December 26, 2002, to the Amended and Restated Credit Agreement dated as of October 15, 1999, incorporated by reference to Exhibit 10.5 of the June 2002 10-Q.	*

10.21	Securities Purchase Agreement, dated December 27, 2002, $96,410,256.41 19% Senior Secured Notes due December 31, 2007, incorporated by reference to Exhibit 10.6 of the June 2002 10-Q.	*

10.22	Amendment No. 3, dated December 27, 2002, to the Investor Stockholders Agreement dated April 21, 1999, incorporated by reference to Exhibit 10.7 of the June 2002 10-Q.	*

10.23	Amendment No. 2, dated December 27, 2002, to Registration Agreement and Joinder and Rights Agreement dated April 21, 1999, incorporated by reference to Exhibit 10.8 of the June 2002 10-Q.	*

18.1	Letter from independent public accountant related to change in application of accounting principle, filed herewith.	81

31.1	Certification of Chief Executive Officer required by Section 302 of the	Filed herewith

Page Number in
Sequential
Numbering
of all Form 10-K
and Exhibit Pages
Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes Oxley Act of 2002.	Furnished herewith

*	Incorporated by reference.

**	Indicates compensatory arrangement.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
J.L. French Automotive Castings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J.L. French Automotive Castings, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, prior to the addition of the transitional disclosures discussed in Note 5, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of J.L. French Automotive Castings, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The “Schedule II: Valuation and Qualifying Accounts” is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. This schedule is the responsibility of the Company’s management. Such schedule for 2003 and 2002 has been subjected to the auditing procedures applied in our audit of the basic 2003 and 2002 consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole. Such schedule for 2001 was subjected to auditing procedures by other auditors who have ceased operations. Those auditors stated, in their report dated February 6, 2002, that such schedule for 2001 is fairly stated in all material respects when considered in relation to the basic consolidated financial statements as of and for the year ended December 31, 2001, taken as a whole.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, those consolidated financial statements have been revised to give effect to the reverse stock split on December 29, 2003. We audited the adjustments described in Note 3 that were applied to revise the 2001 consolidated financial statements for such reverse stock split. Our audit procedures included: (i) comparing the previously reported shares outstanding per the Company’s accounting analysis to the previously issued consolidated financial statements, and (ii) recalculating the shares to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. Also, as described in Note 4, the 2001 consolidated statement of operations has been revised to include the following reclassifications: (i) certain plant-related expenses from selling, general and administrative expenses to cost of sales; (ii) certain impairment charges from amortization expense to restructuring and impairment charges; (iii) certain amortization expense of debt issuance costs to non-cash interest expense; and (iv) interest expense into its respective cash and non-cash components. Our audit procedures with respect to the 2001 disclosures in Note 4 included: (i) comparing the previously reported cost of sales, selling, general and administrative expenses, restructuring charge, amortization of intangible assets, and interest expense to the previously issued consolidated financial statements; (ii) comparing the adjustments to cost of sales, selling, general and administrative expenses, restructuring charges, amortization of intangible assets, and interest expense to the Company’s underlying analyses obtained from management; and (iii) testing the mathematical accuracy of the underlying analyses. Also, as described in Note 5, the consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the transitional disclosures in Note 5 for 2001 included (i) agreeing the previously reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted consolidated net income to reported consolidated net loss. In our opinion, (i) the adjustments for the reverse stock split described in Note 3 have been properly applied, (ii) the reclassifications described in Note 4 have been properly applied, and (iii) the transitional disclosure for 2001 described in Note 5 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such reverse stock split adjustments, reclassifications, and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 6, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain financial information for year ended December 31, 2001 was not reviewed by Andersen and includes:

(i)	reclassifications to conform to our 2003 consolidated financial statement presentation,

(ii)	additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year and

(iii)	December 29, 2003 1 for 1,000 reverse stock split.

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

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 6, 2002

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(in thousands, except share and per share amounts)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,497	$3,337
Accounts receivable, less allowance for doubtful accounts of $2,566 and $1,777, respectively	46,550	49,574
Inventories	32,623	35,357
Assets held for sale	4,677	—
Other current assets	12,742	13,437

Total current assets	98,089	101,705
PROPERTY, PLANT AND EQUIPMENT, net	251,993	250,969
GOODWILL, net of accumulated amortization of $0 and $15,438, respectively	—	95,171
INTANGIBLES AND OTHER ASSETS, net of accumulated amortization of $6,152 and $2,919, respectively	16,599	17,094

	$366,681	$464,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$52,332	$56,187
Accrued liabilities	33,485	31,107
Current portion of long-term debt	23,333	12,342

Total current liabilities	109,150	99,636
LONG-TERM DEBT, net of current portion	419,192	398,221
SUBORDINATED NOTES	175,000	175,000
OTHER NONCURRENT LIABILITIES	21,680	26,593

Total liabilities	725,022	699,450
COMMITMENTS AND CONTINGENCIES (Notes 7, 9, 10, 12, and 15)	—	—
REDEEMABLE COMMON STOCK, CLASS P non-voting; par value $0.01; 20 shares authorized; 14 shares issued and outstanding	60,000	60,000
STOCKHOLDERS’ DEFICIT:
Common stock, Class A; par value $0.01; 20 shares authorized; 11 and 12 shares issued and outstanding	—	—
Common stock, Class A-1; par value $0.01; 10 shares authorized; 7 shares issued and outstanding	—	—
Common stock, Class A-2; par value $0.01; 50 shares authorized; 0 shares issued and outstanding	—	—
Common stock, Class B; par value $0.01; 30 shares authorized; 21 shares issued and outstanding	—	—
Common stock, Class C; par value $0.01; 6 shares authorized; 5 shares issued and outstanding	—	—
Common stock, Class D-1; par value $0.01; 15 shares authorized; 7 shares issued and outstanding	—	—
Common stock, Class D-2 non-voting; par value $0.01; 8 shares authorized; 7 shares issued and outstanding	—	—
Common stock, Class E; par value $0.01; 4 shares authorized; 4 shares issued and outstanding	—	—
Common stock, Class Q-1; par value $0.01; 97,845 shares authorized; 65,118 shares issued and outstanding	1	1
Common stock, Class Q-2 non-voting; par value $0.01; 12,000 shares authorized; 11,593 shares issued and outstanding	—	—
Additional paid-in capital	87,144	87,537
Accumulated deficit	(504,022)	(371,333)
Accumulated other comprehensive loss	(1,464)	(10,716)

Total stockholders’ deficit	(418,341)	(294,511)

	$366,681	$464,939

The accompanying notes are an integral part of these consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Sales	$521,083	$550,447	$505,709
Cost of sales	452,627	481,308	425,360

Gross profit	68,456	69,139	80,349
Selling, general and administrative expenses	18,341	14,083	16,363
Restructuring and impairment charges (Note 13)	106,414	21,308	4,053
Amortization of intangible assets	45	57	8,374
Loss on sale of business assets (Note 6)	808	—	—
Loss on early retirement of debt (Note 7)	—	13,507	—

Operating (loss) income	(57,152)	20,184	51,559
Cash interest expense	60,212	48,855	53,629
Non-cash interest expense	14,627	2,292	2,297

Interest expense	74,839	51,147	55,926
Other income (Note 4)	(617)	—	—

Loss before income taxes and cumulative effect of change in accounting principle	(131,374)	(30,963)	(4,367)
Income tax provision (Note 11)	1,315	38,528	2,555

Loss before cumulative effect of change in accounting principle	(132,689)	(69,491)	(6,922)
Cumulative effect of change in accounting principle – goodwill impairment (Note 5)	—	202,622	—

Net loss	$(132,689)	$(272,113)	$(6,922)

The accompanying notes are an integral part of these consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data, which has been restated to reflect the December 2003 1:1000 reverse stock split)

					Accumulated
	Common Stock (Note 3)		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE, December 31, 2000	64	$—	$90,877	$(92,886)	$(5,660)	$(7,669)
Comprehensive loss -
Net loss	—	—	—	(6,922)
Initial effect of adoption of SFAS No. 133, net of tax	—	—	—	—	(1,223)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(864)
Foreign currency translation adjustment	—	—	—	—	(2,356)
Minimum pension liability, net of tax	—	—	—	—	(774)
Total comprehensive loss						(12,139)
Repurchase of common stock, net of loan repayments	(1)	—	(2,212)	—	—	(2,212)
Dividends on Class A-1 and Class P stock (Note 3)	—	—	1,687	(6,487)	—	(4,800)
Collection of common stock subscription receivables	—	—	124	—	—	124

BALANCE, December 31, 2001	63	—	90,476	(106,295)	(10,877)	(26,696)
Comprehensive loss -
Net loss	—	—	—	(272,113)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	1,464
Foreign currency translation adjustment	—	—	—	—	6,007
Minimum pension liability, net of tax	—	—	—	—	(7,310)
Total comprehensive loss						(271,952)
Repurchase of common stock	(1)	—	(2,676)	—	—	(2,676)
Issuance of common stock	76,711	1	999	—	—	1,000
Issuance of warrants	—		50	—	—	50
Dividends on Class A-1 and Class P stock (Note 3)	—	—	—	(4,800)	—	(4,800)
Reversal of dividends on Class A-1 and Class P stock (Note 3)	—	—	(1,875)	11,875	—	10,000
Collection of common stock subscription receivables	—	—	563	—	—	563

BALANCE, December 31, 2002	76,773	1	87,537	(371,333)	(10,716)	(294,511)
Comprehensive loss -
Net loss	—	—	—	(132,689)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	623
Foreign currency translation adjustment	—	—	—	—	5,889
Minimum pension liability, net of tax	—	—	—	—	2,740
Total comprehensive loss						(123,437)
Repurchase of common stock	—	—	(393)	—	—	(393)

BALANCE, December 31, 2003	76,773	$1	$87,144	$(504,022)	$(1,464)	$(418,341)

The accompanying notes are an integral part of these consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(132,689)	$(272,113)	$(6,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle – goodwill impairment	—	202,622	—
Loss on early retirement of debt	—	13,507	—
Cash restructuring payments	(3,503)	—	—
Restructuring and impairment charges	106,414	21,308	4,053
Non-cash interest	14,627	2,292	2,297
Depreciation and amortization	45,738	46,228	50,486
Deferred income taxes	2,277	38,047	5,971
Loss on sale of business assets	808	—	—
Currency exchange gain	(617)	—	—
Change in other operating items:
Accounts receivable	6,362	(560)	33,738
Inventories	3,837	(3,388)	9,151
Other assets	(2,264)	(11,554)	(14,156)
Accounts payable and accrued liabilities	(11,131)	(24,240)	(48,774)

Net cash provided by operating activities	29,859	12,149	35,844
INVESTING ACTIVITIES -
Capital expenditures	(35,035)	(22,381)	(31,982)
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	56,811	58,213	30,216
Repayments of revolving credit facilities	(25,124)	(58,996)	(21,740)
Long-term borrowings	13,768	223,159	4,974
Repayment of long-term borrowings	(41,388)	(205,551)	(19,270)
Debt issuance costs	(442)	(3,431)	—
Borrowings under receivables financing	—	8,287	—
Repayment of receivables financing	—	(8,287)	—
Proceeds from sale of common stock and warrants	—	1,050	—
Repurchase of common stock, net of subscription receivable collections	(393)	(2,113)	(2,088)

Net cash provided by (used for) financing activities	3,232	12,331	(7,908)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	104	183	(952)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,840)	2,282	(4,998)
CASH AND CASH EQUIVALENTS, beginning of year	3,337	1,055	6,053

CASH AND CASH EQUIVALENTS, end of year	$1,497	$3,337	$1,055

SUPPLEMENTAL CASH FLOW INFORMATION-
Cash paid for:
Interest	$59,791	$49,641	$55,326

Income taxes, net of refunds received	$495	$(2,465)	$454

NON-CASH INVESTING AND FINANCING TRANSACTIONS-
Capital leases	$9,827	$6,202	$4,022

The accompanying notes are an integral part of these consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

J.L. French Automotive Castings, Inc. (“French” or the “Company”) is an international designer and manufacturer of aluminum die cast components and assemblies for the global automotive industry. The Company’s primary operating subsidiaries are J.L. French Corporation (“Sheboygan”), Allotech International (“Allotech”), Nelson Metal Products Corporation (“Nelson”), Shoreline Industries, Inc. (“JLF Benton Harbor”), J.L. French U.K. Ltd. (“JLF UK”), Fundiciones Viuda de Ansola, S.A. (“Ansola”), and J.L. French S. de R.L. de C.V. (“JLF Mexico”), all of which are wholly owned. The Company has manufacturing facilities located in Kentucky, Michigan, Wisconsin, Mexico, Spain and the United Kingdom.

2.	Financial Leverage and Covenant Compliance

The Company has a substantial amount of leverage. As of December 31, 2003, the Company had outstanding indebtedness of $617.5 million, and a working capital deficiency of $11.1 million. In addition, the Company incurred net losses of $132.7 million and $272.1 million in 2003 and 2002, respectively. Total shareholders’ deficit was $418.3 million at December 31, 2003. In 2003, cash interest costs were $60.2 million and total interest costs were $74.8 million. Management believes total interest costs will remain at approximately the same levels in 2004. In order to maintain compliance with restrictive loan covenants in 2004 and beyond, the Company will need to improve its consolidated earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges (“EBITDA”) and cash flows from current levels. As of December 31, 2003, the Company had borrowing availability under its revolving credit facility and cash on hand of approximately $28.4 million.

In order to reduce costs, improve EBITDA and maintain adequate liquidity, the Company has taken the following actions: (i) completed the December 27, 2002 financing transactions (see Note 7) which eliminated all scheduled senior debt principal repayments until 2006, (ii) closed the Grandville, Michigan facility, (iii) closed two facilities in JLF UK, (iv) aligned the cost structure with the revenue base through personnel and other cost reductions, and (v) implemented stringent operating and cost management policies and controls.

The Company’s credit facilities contain restrictive covenants that, among other things, limit the Company’s ability to incur indebtedness, make capital expenditures, and pay dividends. The most restrictive covenants require the Company to maintain the following financial ratios:

•	Ratio of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges, or EBITDA, as defined, to consolidated cash interest expense of not less than 1.40 at December 31, 2003 (actual of 1.60) and 1.50 at December 31, 2004.

•	Ratio of total indebtedness to EBITDA, as defined (“Total Leverage Ratio”), of less than 6.75 at December 31, 2003 (actual of 6.43) and 6.25 at December 31, 2004.

•	Ratio of indebtedness under the Senior Credit Facility, including outstanding standby letters of credit, to EBITDA, as defined, of less than 3.50 at December 31, 2003 (actual of 3.03) and 3.25 at December 31, 2004.

The most restrictive quarterly covenant in 2004 will be the Total Leverage Ratio at December 31, 2004. Assuming total debt remains at $617.5 million (the balance at December 31, 2003), either an EBITDA, as defined, of approximately $99 million would need to be achieved to be in compliance with the required ratio of 6.25 at December 31, 2004 (EBITDA, as defined, was $96.6 million in 2003) or debt would need to be reduced to a sufficient level such that the required ratio would be achieved. Management believes its operating plans for 2004 will enable the Company to remain in compliance with the quarterly covenants in 2004. Management also believes that cash generated from operations together with available borrowings under the senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures during 2004. The assumptions underlying this belief include, among other things, that there will be no future material adverse developments in either the Company’s business or the automotive market in general.

As stated in Note 7, the aggregate maturities of long-term debt and obligations under capital leases are $23.3 million in 2004 and $9.9 million in 2005. In October 2006, the Company’s senior credit facility matures, resulting in cash requirements of approximately $297.0 million. The Company will need to enter into a new credit facility or raise additional capital prior to the October 2006 maturity. There is no assurance the Company can enter into a new credit facility or raise additional required capital on terms acceptable to the Company, or at all.

3.	Common Stock

On December 29, 2003, the Company effected a 1,000-for-1 reverse stock split. All references to number of shares outstanding have been retroactively restated to reflect the reverse stock split.

The Company has 11 classes of common stock authorized and 10 classes outstanding. Each share of common stock is entitled to one vote, except classes D-2, P and Q-2, which are non-voting. Following is a summary of common stock transactions for the period from December 31, 2000 through December 31, 2003:

	Class	Class	Class
	A	Q-1	Q-2
Shares outstanding, December 31, 2000	13	—	—
Repurchase of common stock	(1)	—	—

Shares outstanding, December 31, 2001	12	—	—
Repurchase of common stock	(1)	—	—
Issuance of common stock	—	65,118	11,593

Shares outstanding, December 31, 2002	11	65,118	11,593
Shares outstanding, December 31, 2003	11	65,118	11,593

There were no Class A-1, A-2, B, C, D-1, D-2, E or P transactions for the period December 31, 2000 through December 31, 2003.

On November 30, 2000, certain stockholders acquired 14 shares of non-voting Class P common stock for total consideration to the Company of $60.0 million. Prior to the issuance of Class Q-1 and Q-2 shares discussed below, the Class P common stock accrued dividends at an annual rate of 8% and the dividends were to be paid in cash at the time of redemption of the Class P common stock.

Concurrent with the November 30, 2000 transaction described above, the holder of the Company’s 7½% Convertible Subordinated Note exchanged the note for 7 shares of Class A-1 common stock. Prior to the issuance of class Q-1 and Q-2 shares discussed below, the Class A-1 common stock accrued pay-in-kind dividends at an annual rate of 7½%. The dividends were to be paid in kind, at the sole election of the holder, in either (i) shares of Class A-2 common stock equal to the amount of the dividend to be paid divided by $4.21 or (ii) shares of Class A common stock equal to the amount of the dividend to be paid divided by $5.90.

In December 2002, the Company’s stockholders authorized an amendment to the Company’s Articles of Incorporation to provide for the issuance of up to 97,845 shares of Class Q-1 and 12,000 shares of Class Q-2 common shares. On December 27, 2002, the Company issued 65,118 shares of Class Q-1 and 11,593 shares of Class Q-2 common stock for proceeds of $1.0 million. The Class Q-1 and Class Q-2 shares are entitled to 99.9% of all future equity distributions, as defined in the amended Articles of Incorporation.

In connection with the issuance of the secured second lien term loan (see Note 7), also in December 2002, the Company issued warrants to the lenders to acquire 4,041 shares of Class Q-1 common stock. The warrants have an exercise price of $10 per share and are exercisable at the option of the holder any time before their expiration in December 2009. The Company assigned a value of $50,000 to the warrants at the time of the issuance, which represented fair value. The holders of the warrants may put them to the Company at the earlier of December 31, 2007, a sale of the Company or a change of control, as defined. The purchase price will be the fair value of the underlying common stock as determined by the Company’s Board of Directors at the time such event occurs. At any time after December 31, 2008, the Company may repurchase the warrants. The repurchase price will be the fair value of the underlying common stock as determined by the Company’s board of directors at that time.

As a result of the issuance of the Class Q-1 and Q-2 shares and amendment to the Company’s Articles of Incorporation in December 2002, the Company concluded that the Class P and Class A-1 shares and related dividends had no value. Accordingly, the Company credited to retained earnings the accrued Class P dividends of $10.0 million and the accrued Class A-1 paid in kind dividends of $1.9 million.

4.	Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Ultimate results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents consist primarily of short-term money market instruments with Spanish and United States financial institutions. Cash equivalents are stated at cost, which approximates fair value.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method or the average cost methods, either of which approximates current cost. The raw material market is determined by the quoted price.

Inventories consisted of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$15,671	$15,005
Work-in-process	7,738	9,407
Finished goods	9,214	10,945

	$32,623	$35,357

Other Current Assets—Other current assets consisted of the following (in thousands):

	December 31,
	2003	2002
Customer tooling-in-progress	$7,351	$6,408
Other	5,391	7,029

	$12,742	$13,437

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

Property, Plant and Equipment—Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Land and land improvements	$4,650	$6,373
Buildings	92,482	88,545
Machinery and equipment	335,196	304,432
Furniture, fixtures and other	5,717	5,358
Construction in progress	7,487	9,660

	445,532	414,368
Less - Accumulated depreciation and amortization	(193,539)	(163,399)

Net property, plant and equipment	$251,993	$250,969

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the following estimated useful lives:

Buildings and land improvements	15 to 39 years
Machinery and equipment	5 to 13 years
Furniture, fixtures and other	3 to 10 years

Depreciation and amortization expense was approximately $45.7 million, $46.2 million, and $50.5 million in 2003, 2002, and 2001, respectively.

The Company capitalizes interest cost as a component of the cost of construction in progress. Interest costs of $1.4 million, $0.5 million, and $1.2 million were capitalized in 2003, 2002, and 2001, respectively. The Company had buildings and machinery under capital leases of $37.6 million and $21.2 million at December 31, 2003 and 2002, respectively. Accumulated amortization of these assets was $11.9 million and $7.6 million at December 31, 2003 and 2002, respectively. These assets and accumulated amortization are included in the table above.

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

Goodwill and Intangible Assets—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (comparison of estimated fair value to carrying value), or more frequently if impairment indicators arise. Fair value is estimated using the present value of the expected future cash flows and other valuation techniques. The Company’s policy is to test annually for impairment during the third quarter.

Intangible and Other Assets—Intangible and other assets consisted of the following (in thousands):

	December 31,
	2003	2002
Debt issuance costs and other	$22,749	$20,013
Less - Accumulated amortization	(6,150)	(2,919)

Net intangibles and other assets	$16,599	$17,094

Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. Debt issuance and financing costs are amortized over the term of the applicable agreement, except as otherwise required under Emerging Issues Task Force (“EITF”) Abstract No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

The estimated aggregate amortization expense for intangible assets with finite useful lives for the next five years is as follows (in thousands):

Years Ending December 31
2004	$3,327
2005	3,327
2006	3,218
2007	2,675
2008	755

Recoverability of Long-Lived Assets Other Than Goodwill and Intangible Assets—The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances indicate that the carrying amount of these assets will not be recoverable, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges as it relates to long-lived assets other than goodwill) are less than the carrying amount of long-lived assets, the Company estimates fair value of such long-lived assets, and would recognize an impairment to the extent that carrying value exceeded fair value. See Note 13 regarding impairments of long-lived assets recognized in both 2003 and 2002.

Accrued Liabilities—Accrued liabilities consisted of the following (in thousands):

	December 31,
	2003	2002
Compensation and benefits	$15,518	$14,563
Loss contracts	203	1,547
Interest	4,412	4,409
Other	13,352	10,588

	$33,485	$31,107

Income Taxes—The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and records a valuation allowance to reduce the deferred tax assets to the amounts believed to be realizable.

Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, because of the short maturity of these instruments. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities. At December 31, 2003 and 2002, the fair value of the Company’s long-term senior debt was determined to be the same as the carrying amount. Based on quoted market values, the fair value of the Subordinated Notes (see Note 8) was determined to be $105.0 million and $84.0 million at December 31, 2003 and 2002, respectively.

Revenue Recognition and Sales Commitments—The Company recognizes revenue as its products are shipped to its customers, which coincides with passage of legal title and the transfer of risk of ownership. The Company enters into agreements to produce products for its customers at the beginning of a given vehicle’s production cycle. Once such agreements are entered into by the Company, fulfillment of the customer’s purchasing requirements is the obligation of the Company for the entire production cycle of the vehicle, with terms averaging seven years. The Company has no intention to terminate such contracts. In certain instances, the Company is committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill the Company’s obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. The remaining liability was approximately $0.6 million and $2.8 million at December 31, 2003 and 2002, respectively. Of these amounts, $0.4 million and $1.2 million were included in other noncurrent liabilities in the accompanying consolidated balance sheets at December 31, 2003 and 2002, respectively.

Accounting for Derivative Instruments and Hedging Activities—Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company entered into an interest rate swap agreement during 2000 with a bank, having a notional amount of $75 million, to reduce the impact of changes in interest rates on its floating rate long-term debt. This agreement effectively changed the Company’s interest rate exposure on $75 million of floating rate debt from a LIBOR base rate to a fixed base rate of 6.6%. The Company was required to prepay interest when the fair market value exceeded a certain amount, as defined in the agreement. The interest rate swap matured on December 31, 2003, and had been designated as and met the criteria for a cash flow hedge. Initial adoption of SFAS No. 133 on January 1, 2001 resulted in the recording of a liability for the fair value of the swap agreement, net of taxes, of $1.2 million as a component of accumulated other comprehensive loss. The fair value of the interest rate swap at December 31, 2002 was a liability of $1.1 million.

Foreign Currency Translation—The assets and liabilities of all foreign subsidiaries are translated into U.S. dollars using the year-end rates of exchange. Results of operations are translated at average rates prevailing throughout the period. Related translation adjustments are recorded as a component of other accumulated comprehensive income (loss). To the extent that transactions are denominated in a currency other than the functional currency, any changes in the expected amount of functional currency cash flows upon settlement of the transaction due to changes in exchange rates will be considered in determining earnings during the period. During 2003, the Company recorded $0.6 million of foreign currency exchange income with regards to a loan by the U.S. based company to JLF UK. This amount is reflected in other income in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)—Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive loss represents net loss adjusted for foreign currency translation adjustments, cumulative effect of adoption of SFAS No. 133, unrealized gain (loss) on derivative instruments and minimum pension liability. The Company has chosen to disclose comprehensive income (loss) in the accompanying consolidated statements of stockholders’ deficit and comprehensive income (loss).

Reclassifications—Certain amounts previously reported in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation, as follows: (1) certain plant-related expenses in 2002 and 2001 from selling, general and administrative expenses to cost of sales, (2) certain impairment charges in 2001 from amortization expense to restructuring and impairment charges, (3) certain amortization expense in 2001 of debt issuance costs to non-cash interest expense, and (4) interest expense in 2002 and 2001 into its respective cash and non-cash components. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

The accompanying statements of operations for 2002 and 2001 have been revised from the amounts previously reported to conform to the reclassifications adopted in 2003 (in thousands):

	Years Ended December 31,
	2002		2001
	As		As
	Previously		Previously
	Reported	As Revised	Reported	As Revised
Cost of sales	$467,437	$481,308	$414,310	$425,360
Selling, general, and administrative expenses	27,954	14,083	27,413	16,363
Restructuring and impairment charges	Unchanged	N/A	—	4,053
Amortization of intangible assets	Unchanged	N/A	14,735	8,374
Cash interest expense	—	48,855	—	53,629
Non-cash interest expense	—	2,292	—	2,297
Interest expense	51,147	51,147	53,618	55,926

New Accounting Pronouncements—In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain transactions and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003 and, as a result, the $13.5 million extraordinary loss recorded in the fourth quarter of 2002 related to the early retirement of debt is presented as a component of income from continuing operations for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. On December 31, 2002, the Company announced the closure of its Grandville facility. All accruals related to the closure made in 2002 were in compliance with EITF No. 94-3. Accounting for the exit activities related to this closure is in accordance with SFAS No. 146 commencing in 2003, and any relevant additional liabilities are recorded as they are incurred. See Note 13 for further discussion.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; in January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities; and in April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The adoption of these accounting pronouncements had no impact on the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective in the quarter ended September 30, 2003. The Company adopted the provisions of SFAS No. 150 in the third quarter of 2003 and concluded a change in the accounting for or classification of the $60.0 million outstanding redeemable common stock is not required pursuant to the provisions of SFAS No. 150, as the redemption of this stock is not mandatory.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs recognized during the interim periods. The revised SFAS No. 132 is effective for the Company for the year ended December 31, 2003 and subsequent interim periods (see Note 12).

5. Goodwill

Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its five reporting units (Sheboygan, the Grandville, Michigan and Glasgow, Kentucky facilities of Nelson, JLF Benton Harbor, JLF UK, and Ansola). Upon completion of the required assessments under SFAS No. 142 in 2002, it was determined that the fair market value of the goodwill assigned to its Nelson, Benton Harbor, and JLF UK reporting units was lower than the book value of those reporting units, resulting in a transitional impairment charge of approximately $202.6 million. This charge represented the entire write-off for the Nelson, Benton Harbor, and JLF UK reporting units’ goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle on January 1, 2002 in the Company’s consolidated statement of operations in 2002.

The following transitional disclosures reflect the non-amortization provision of SFAS No. 142 as if they had been adopted January 1, 2001 (in thousands):

Year Ended
December 31,
2001
Reported net loss	$(6,922)
Add back goodwill amortization, net of income taxes	7,727

Adjusted net income	$805

In connection with the annual impairment tests under SFAS No. 142 performed in the third quarter of 2003, management determined that the carrying amount of the underlying assets of the Sheboygan and Ansola reporting units was greater than the estimated fair value. Additionally, the Company determined that the fair market value of the goodwill associated with these reporting units was less than the carrying value, resulting in an impairment charge of approximately $96.0 million. During 2003 and primarily in the third quarter, the cash flows from these two reporting units were lower than projections that were used in the 2002 valuation. In particular, cash flows were less than the previous projections due to (i) a decrease in production volumes by the Company’s largest customers, Ford and General Motors, commensurate with those customers’ market share declines in 2003, (ii) the transfer of production of a part to a Nelson reporting unit facility rather than to a Sheboygan reporting unit facility, and (iii) an increase in the discount rate reflecting the Company’s higher cost of capital. These events led to the reduction in the fair value of the Sheboygan and Ansola reporting units and resulting goodwill impairment.

The 2003 goodwill impairment charge is reflected as a component of restructuring and impairment charges in the accompanying consolidated statements of operations. This charge represents the write-off of the entire goodwill for the Sheboygan and Ansola reporting units.

During 2001, under the impairment tests of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recorded an impairment charge of approximately $4.0 million to write down the goodwill of its Saltillo, Mexico operations given that the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of goodwill. The impairment charge was previously reflected in amortization of intangible assets as a non-cash charge and has been reclassified to restructuring and impairment charges in the accompanying 2001 consolidated statements of operations.

     The change in the carrying amount of goodwill, by reporting units, was as follows (in thousands):

			Benton
	Sheboygan	Nelson	Harbor	UK	Ansola	Total
Balance at December 31, 2001	$84,647	$150,095	$3,566	$44,913	$8,936	$292,157
Transitional impairment loss	—	(150,095)	(3,566)	(48,961)	—	(202,622)
Currency translation adjustment	—	—	—	4,048	1,588	5,636

Balance at December 31, 2002	84,647	—	—	—	10,524	95,171
Impairment charge	(84,647)	—	—	—	(11,366)	(96,013)
Currency translation adjustment	—	—	—	—	842	842

Balance at December 31, 2003	$—	$—	$—	$—	$—	$—

6. Divestiture

Effective December 31, 2003, the Company sold substantially all the assets, net of certain liabilities, of its Wilson & Royston division of JLF UK for approximately $0.1 million in cash. The sale resulted in a loss of approximately $0.8 million and is reflected as a component of continuing operations in loss on sale of business assets in the accompanying consolidated statements of operations.

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2003	2002
Senior credit facility:
Revolving credit facility	$59,798	$26,902
Tranche B term loan	133,761	132,707
Tranche C term loan	96,257	95,000

Total senior credit facility	289,816	254,609
Secured second lien term loans, net of unamortized discount of $1,969 and $2,455, respectively	101,548	93,955
Unsecured sterling loan notes	—	24,730
Peseta term loans	21,684	14,359
Obligations under capital leases (Note 9) and other	29,477	22,910

	442,525	410,563
Less - current portion	(23,333)	(12,342)

	$419,192	$398,221

Senior Credit Facility—The Company and certain of its direct and indirect subsidiaries have a senior credit facility that provides a tranche B term loan, a tranche C term loan and revolving credit facility which provides for total borrowings and letters of credit of $90.0 million. At December 31, 2003, after taking into consideration outstanding borrowings under the revolving credit facility of $59.8 million and outstanding letters of credit of $3.3 million, the Company had borrowing availability under the revolving credit facility and cash on hand of approximately $28.4 million. At December 31, 2003, the Company’s senior credit facility, as amended, consisted of the following:

Tranche B term loan – The tranche B term loan has no scheduled amortization payments until its maturity in October 2006. Interest, which is payable quarterly, is at prime plus 3.5% or a minimum LIBOR of 2.5% plus 4.5% (7.0% at December 31, 2003). Principal payments on the tranche B term loan are subject to an exit fee of 1% in 2003, 2% in 2004 and 3% in 2005 and thereafter. This exit fee is being accrued as additional interest expense over the term of the loan. At December 31, 2003, approximately $1.1 million of the outstanding debt balance represents these accrued fees.

Tranche C term loan – The $95.0 million tranche C term loan was issued on December 27, 2002 resulting in net proceeds of $90.3 million after payment of certain issuance costs and has no scheduled amortization payments until its maturity in October 2006. Interest, which is payable quarterly, is at the greater of 11% or prime plus 6% (11.0% at December 31, 2003). Principal payments on the tranche C term loan are subject to an exit fee of 5% over the term of the loan. This exit fee is being accrued as additional interest expense over the term of the loan. At December 31, 2003, approximately $1.3 million of the outstanding debt balance represents these accrued fees.

Revolving credit facility – The revolving credit facility provides for total borrowings and letters of credit of $90.0 million through June 2006. Interest, which is payable quarterly, is at prime plus 3% or LIBOR plus 4% (5.2% at December 31, 2003). As of December 31, 2003 the Company had outstanding standby letters of credit of $3.3 million, which reduce the borrowing availability of the line of credit and expire at various dates through 2004 but are automatically renewable.

Borrowings under the tranche B and tranche C term loans are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the senior credit agreement. No such prepayments were required based on cash flows in 2003 or 2002.

Borrowings under the senior credit facility are secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

The senior credit facility, as amended, requires the Company to maintain certain financial ratios including minimum interest coverage ratios and maximum leverage ratios. The senior credit facility also limits capital expenditures and cash dividends, among other restrictions. The Company and its lenders amended such covenants in November 2000, and in July, November and December 2002. The Company was in compliance with all financial covenants at both December 31, 2003 and 2002.

The modification of the terms of the senior credit facility was considered significant under the definition provided in EITF No. 96-19. Accordingly, the Company expensed previously capitalized debt issuance costs of $4.8 million and $8.7 million of payments made to the senior credit facility lenders in conjunction with the December 27, 2002 amendment. This total charge of $13.5 million was reflected as an extraordinary loss for the year ended December 31, 2002 and has been reclassified to “Loss on early retirement of debt” as a component of continuing operations in the accompanying consolidated statement of operations in accordance with the provisions of SFAS No. 145.

Secured Second Lien Term Loan—On December 27, 2002, the Company issued a secured second lien term loan of $96.4 million, resulting in net proceeds of $94.0 million after payment of certain issuance costs. The second lien term loan has no scheduled amortization payments and matures in December 2007. Cash interest, which is payable quarterly, is at 12% and deferred interest, which is due at the maturity of the loan, accrues at a 7% annualized rate. At December 31, 2003 and December 31, 2002, $7.1 million and $0.1 million, respectively, of the outstanding debt balance was accrued interest paid-in-kind. Borrowings under the second lien term loan are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the loan agreement. No such prepayments were required based on cash flows in 2003 or 2002. Borrowings under the loan are secured by a second lien on all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law. The second lien term loan requires the Company to maintain certain financial ratios including minimum interest coverage ratios and maximum leverage ratios. The second lien term loan also limits cash dividends, among other restrictions. The Company was in compliance with all financial covenants at both December 31, 2003 and 2002.

The Company may, at its option, redeem the notes prior to maturity. Such redemptions are subject to a premium of 9% in 2004, 6% in 2005, 3% in 2006 and 2% thereafter. Upon a change of control, as defined, the Company is required to make an offer to redeem the notes. Such redemptions are subject to a premium of 9% through 2005 and 1% thereafter.

In conjunction with the secured second lien term loan, the Company issued 65,118 shares of Class Q-1 and 11,583 shares of Class Q-2 common stock to a partnership owned by certain stockholders of the Company for total proceeds of $1.0 million. In addition, the Company issued warrants to acquire 4,041 shares of Class Q-1 common stock at an exercise price of $10 per share (see Note 3).

Unsecured Sterling Loan Notes—In conjunction with the acquisition of JLF UK, unsecured sterling loan notes were issued in exchange for certain shares acquired by the Company. The loan notes were guaranteed by a letter of credit that expired in January 2003 under the Company’s revolving credit facility. Payment was made in February 2003 utilizing the Company’s borrowing capacity under the revolving credit facility and cash flows from operations.

Peseta Term Loans—Peseta term loans represent borrowings by Ansola from Spanish banks. The loans are used by Ansola to finance capital expenditures and generally have restrictions that require approval prior to the disposal of assets. The loans have various payment terms and maturity dates through 2008. The effective interest rate was approximately 3.15% and 4.2% in 2003 and 2002, respectively.

Aggregate Maturities—The aggregate maturities of long-term debt, including the Subordinated Notes (see Note 8) and obligations under capital leases, for each of the five years subsequent to December 31, 2003 are as follows (in thousands):

Years Ending December 31
2004	$23,333
2005	9,949
2006	297,019
2007	107,578
2008	2,423
2009 and thereafter	177,223

$617,525

8. Subordinated Notes

In May 1999, the Company completed an offering of $175.0 million of 11½% Senior Subordinated Notes due 2009 (“Subordinated Notes”). Net proceeds of the offering of approximately $169.6 million, combined with $0.4 million of cash, were used in part to retire $2.5 million of borrowings under the former tranche A term loan and $37.5 million of borrowings under the tranche B term loan. The Company did not make a $10.1 million interest payment on the notes on December 2, 2002, the scheduled payment date. The payment was made on December 27, 2002, within the thirty-day grace period allowed by the indenture governing the Subordinated Notes.

9. Leases

The Company is obligated at December 31, 2003 under various capital leases for certain machinery and equipment, including vehicles that expire at various dates through 2008. Amortization of assets held under capital leases is included in depreciation expense.

The Company also leases buildings, vehicles, machinery and equipment under noncancelable operating leases expiring on various dates through 2011. Total rent expense from operating leases, including month-to-month leases, was $8.3 million, $8.5 million and $7.3 million in 2003, 2002 and 2001, respectively.

The Company entered into certain sale and leaseback transactions in 2003 and 2002, applying the provisions of SFAS No. 98, Accounting for Leases. Upon commencement of the lease term, the assets were removed from the Company’s balance sheet in accordance with accounting for the machines as operating leases. The following transactions were entered into:

•	In October 2003, the Company entered into an agreement to sell and lease back two machines. The majority of the assets sold in the transaction were purchased during 2003. Net proceeds from the transaction were approximately $3.0 million. The transaction resulted in an insignificant loss.

•	In March 2002, the Company entered into an agreement to sell and lease back five machines. All of the assets sold in the transaction were purchased during the first quarter of 2002. Net proceeds from the transaction were approximately $4.6 million. The transaction resulted in a gain of approximately $0.2 million, which was deferred and is being amortized over the lease term.

The present value of the future minimum lease payments for these two sale-leasebacks was approximately $4.8 million and $2.9 million at December 31, 2003 and 2002, respectively.

Aggregate future minimum lease payments at December 31, 2003 relating to capital leases and noncancelable operating leases with an initial term in excess of one year were as follows (in thousands):

	Capital	Operating
	Leases	Leases
Years Ending December 31
2004	$7,510	$5,874
2005	6,569	4,062
2006	4,598	2,823
2007	3,646	1,673
2008	1,308	255
2009 and thereafter	—	817

Total minimum lease payments	23,631	$15,504

Less - Amount representing interest (rates from 5% to 11%)	(2,370)

Present value of net minimum capital lease payments	21,261
Less - Current installments of obligations under capital leases	(6,512)

Obligations under capital leases, excluding current installments	$14,749

10. Loss Contracts

As a result of the acquisition of Nelson in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that will result in future losses. As shipments of parts under these contracts are made, the loss contract reserve is reduced based on the per part loss. The reserve was reduced by $2.2 million, $6.1 million and $29.4 million in 2003, 2002 and 2001, respectively. The liability was reduced due to the sale of products, the movement of certain production from the closed Grandville facility on May 30, 2003 to other lower-cost facilities and also included an adjustment of approximately $1.3 million, $1.1 million and $8.3 million in 2003, 2002 and 2001, respectively, due to cost reductions and reductions in estimated future shipments. Interest expense recognized related to loss contracts was $0.1 million, $0.2 million and $1.8 million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the liability for those losses was $0.6 million and $2.8 million, respectively. The reserve for loss contracts at December 31, 2003 consisted of a $0.2 million current liability and $0.4 million of non-current liability.

11. Income Taxes

Loss before income taxes and cumulative effect of change in accounting principle consists of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Domestic	$(108,365)	$(28,988)	$7,034
Foreign	(23,009)	(1,975)	(11,401)

Total	$(131,374)	$(30,963)	$(4,367)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current	$648	$481	$(10,324)
Deferred	(959)	38,047	12,879
Foreign	1,626	—	—

Total	$1,315	$38,528	$2,555

Deferred income tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2003	2002
Current deferred income tax assets:
Accounts receivable	$733	$296
Inventories	155	259
Accrued vacation and other	657	4,119
Loss contracts	112	538

Subtotal	1,657	5,212
Less - valuation allowance	(1,657)	(5,212)

Total	$—	$—

Non-current deferred income tax assets (liabilities):
Employee benefit plans	$815	$3,195
Loss contracts	92	440
Other liabilities	(711)	(1,096)
Cash flow hedge	—	341
Foreign net operating loss carryforwards	9,099	3,135
State tax credit and net operating loss carryforwards	16,556	14,096
Federal tax credit and net operating loss carryforwards	68,750	49,197
Depreciation	(11,417)	(10,875)
Intangible assets	52,321	26,573

Subtotal	135,505	85,006
Less - valuation allowance	(141,734)	(88,106)

Total	$(6,229)	$(3,100)

In the fourth quarter of 2002, the Company recorded a valuation allowance for its U.S. Federal and all state deferred tax assets. In prior years, the Company recorded a valuation allowance for its foreign deferred tax assets and certain state deferred tax assets. SFAS No. 109, Accounting for Income Taxes, and relevant interpretations of SFAS No. 109, require a valuation allowance be provided when it is more probable than not that the related income tax assets will not be utilized. Reported historical income has been adversely impacted by the write-off of goodwill (see Note 5), restructuring and impairment charges (see Note 13) and other nonrecurring events such as integration difficulties involving the acquisition of Nelson. As a result of accounting charges related to these and other events, the Company has incurred accounting losses on a cumulative basis since 1999. Because SFAS No. 109 requires the Company to weight historical reported results greater than projections of future income, the Company recorded a full valuation allowance on the deferred tax assets in 2002 and continued to record a full valuation allowance in 2003 due to continuing operating losses. The Company will continue to assess the need for a valuation allowance on these assets in the future. The deferred tax liabilities at December 31, 2003 consist of foreign deferred tax liabilities.

A reconciliation of income taxes computed at the statutory rates to the reported income tax provisions is as follows:

	2003	2002	2001
Federal benefit at statutory rates	(34.0)%	(34.0)%	(35.0)%
State tax provision, net of federal benefit	0.5	2.8	7.6
Non-deductible goodwill	—	—	14.7
Foreign sales corporation	—	—	(16.1)
Valuation allowance	33.1	251.7	86.3
Other, net	1.4	0.2	1.0

	1.0%	220.7%	58.5%

The Company has approximately $16.4 million of state tax credit carryforwards which expire through 2018, $105.4 million of state net operating loss carryforwards which expire between 2014 and 2023, $26.0 million of foreign net operating loss carryforwards which expire in 2018 and $202.1 million of federal net operating loss carryforwards which expire between 2018 and 2023. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested.

12. Employee Benefit Plans

The Company has a noncontributory defined contribution retirement plan covering certain U.S. employees after one year of service. Under the terms of the plan, contributions made by the Company are based on the number of hours worked by each participant. The expense in 2003, 2002 and 2001 was $2.3 million, $2.1 million and $2.0 million, respectively.

The Company also sponsors several 401(k) savings plans covering substantially all U.S. employees. Company contributions under the hourly 401(k) plan were equal to 50% of the first $800 contributed by each employee in 2003, 50% of the first $550 contributed by each employee in 2002, and 50% of the first $300 contributed by each employee in 2001. For the salaried 401(k) plan, the Company contributed 0.25% of gross pay for every 1% of employee contributions up to a 1% maximum ($2,000) for 2003 and up to a 4% maximum for 2002. The Company’s total 401(k) expense for 2003, 2002 and 2001 was $0.2 million, $0.2 million and $0.1 million, respectively.

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

As part of the Grandville restructuring (see Note 13), the Company’s pension and postretirement medical plan obligations were required to be remeasured for purposes of determining any curtailment gains/losses in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Both plans were remeasured at December 31, 2002 and again at May 30, 2003 upon the accelerated plant closure. The curtailment gains/losses were as follows (in thousands):

		Postretirement
Curtailment Gain (Loss)	Pension Plan	Medical Plan
As of December 31, 2002 remeasurement	$(155)	$—
As of May 30, 2003 remeasurement	(148)	784

The pension plan curtailment loss of $155,000 as of December 31, 2002 was recognized as part of the initial 2002 restructuring charge and was subsequently reduced to $148,000. The postretirement medical plan curtailment gain was recognized in 2003.

In October 2003, the Company exercised its right to terminate the benefits for the hourly participants in the Nelson postretirement medical and death benefit plan. The participants were notified that the benefits would cease on December 31, 2003. As a result, the Company recorded an actuarially determined $5.9 million settlement gain during the fourth quarter of 2003.

The change in benefit obligation and plan assets consisted of the following (in thousands):

			Postretirement Benefits
	Pension Benefits		Other Than Pensions
	as of December 31,		as of December 31,
	2003	2002	2003	2002
Benefit obligation at beginning of the year	$49,230	$44,751	$7,208	$7,306
Service cost	1,947	1,782	174	252
Interest cost	3,042	2,680	423	459
Actuarial gain	(1,776)	(1,809)	(1,192)	(12)
Plan participants’ contributions	526	488	—	—
Benefits paid	(1,963)	(2,720)	(430)	(413)
Curtailment gain	(66)	—	(443)	—
Settlement gain	—	—	(5,177)	—
Foreign currency exchange rate changes	4,610	4,058	—	—
Other	—	—	—	(384)

Benefit obligation at end of the year	$55,550	$49,230	$563	$7,208

Fair value of plan assets at beginning of the year	$32,989	$30,273	$—	$—
Actual return on plan assets	4,208	(301)	—	—
Employer contributions	1,391	2,608	430	413
Plan participants’ contributions	526	488	—	—
Benefits paid	(1,963)	(2,720)	(430)	(413)
Foreign currency exchange rate changes	2,976	2,641	—	—

Fair value of plan assets at end of the year	$40,127	$32,989	$—	$—

The funded status of the Company’s plans was as follows (in thousands):

			Postretirement Benefits
	Pension Benefits		Other Than Pensions
	as of December 31,		as of December 31,
	2003	2002	2003	2002
Funded status	$(15,422)	$(16,241)	$(563)	$(7,525)
Unrecognized actuarial loss (gain)	13,623	16,232	—	(67)
Unrecognized transition amount	—	—	—	384
Unrecognized prior service cost	—	155	—	—

Prepaid (accrued) benefit cost	$(1,799)	$146	$(563)	$(7,208)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(10,813)	$(10,963)	$(563)	$(7,208)
Prepaid asset	432	—	—	—
Intangible asset	—	156	—	—
Accumulated other comprehensive loss	8,582	10,953	—	—

Net amount recognized	$(1,799)	$146	$(563)	$(7,208)

Accumulated other comprehensive loss	$8,582	$10,953	$—	$—
Deferred tax asset	(2,503)	(2,868)	—	—

Accumulated other comprehensive loss, net of tax	$6,079	$8,085	$—	$—

The following assumptions were used to account for the plan assets:

			Postretirement Benefits
	Pension Benefits for the		Other Than Pensions for the
	Years Ended December 31,		Years Ended December 31,
	2003	2002	2003	2002
Discount rate	5.6-6.25%	5.6-6.75%	6.25%	6.75%
Expected return on plan assets	8.0%	8.0%	—	—
Rate of compensation increases	0.0-3.25%	0.0-4.0%	—	—
Measurement date(s)	10/31/03	10/31/02	10/31/03	10/31/02

The components of net periodic benefit costs (income) were as follows (in thousands):

				Postretirement Benefits
	Pension Benefits for the			Other Than Pensions for the
	Years Ended December 31,			Years Ended December 31,
	2003	2002	2001	2003	2002	2001
Service cost	$1,947	$1,782	$1,620	$174	$252	$242
Interest cost	3,000	2,680	2,443	423	459	531
Expected return on plan assets	(2,849)	(2,844)	(3,113)	—	—	—
Amortization of prior service cost	7	—	—	(55)	—	—
Recognition of actuarial loss	74	—	—	—	—	—
Curtailment gain	—	—	—	(784)	—	—
Settlement gain	—	—	—	(5,975)	—	—
Other	902	458	101	—	(396)	—

Net periodic benefit cost (income)	$3,081	$2,076	$1,051	$(6,217)	$315	$773

The Company’s accumulated benefit obligation for purposes of calculating the additional minimum pension liability as it relates to the pension plan(s) was $50.2 million and $43.9 million at the October 31, 2003 and 2002 measurement dates, respectively.

For measurement purposes, a 6.6% medical and 9.0% prescription annual rate of increase in the per capita cost of health care benefits was assumed for 2003, decreasing for both to 5.0% in 2008 and remaining constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$75	$(63)

Effect on the postretirement benefit obligation	$30	$(27)

The Company’s domestic pension plan weighted-average asset allocations at the October 31 measurement dates by asset category were as follows:

	October 31,
	2003	2002
Equity securities	63%	71%
Fixed income investments	24	13
Debt securities	13	13
Money market	—	3

Total	100%	100%

The investment strategy for the domestic defined benefit pension plan is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the underfunding of $1.3 million at

December 31, 2003 and at the same time protecting the participants positions. Consequently, the current target investment mix is 60% in equity securities and 40% in fixed income and debt securities.

The Company does not expect to contribute to either its domestic pension plan or postretirement plan in 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the domestic defined benefit plan (Note that the expected future benefit payments out of the post-retirement domestic plan are not significant):

Pension
Benefits
2004	$352
2005	388
2006	426
2007	469
2008	516
2009 and thereafter	4,379

Total	$6,530

13. Restructuring and Impairment Charges

Grandville Restructuring and Asset Impairment—On December 31, 2002, the Company’s board of directors approved a restructuring plan that included the closing of the Grandville, Michigan facility. As a result, the Company recognized a charge to earnings of $21.3 million in the fourth quarter of 2002, which reflected the estimated qualifying exit costs to be incurred over the next year. Included in this charge were estimated costs associated with closing the facility of $3.3 million in accordance with EITF No. 94-3 and asset impairments of $18.0 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities, the closing of the Grandville, Michigan facility resulted in a net workforce reduction of 225 hourly and salaried employees, which occurred throughout the five-month period ending May 30, 2003 (original estimate was 225 as of December 31, 2002). The 2002 restructuring charge did not cover certain aspects of the activities that occurred in 2003, including the movement of equipment, certain severance costs and employee relocation and training. Certain of these costs, totaling $2.7 million (net of $1.0 million of accrual reversals), were recognized in 2003 with the remaining costs estimated at $0.3 million to be recognized in future periods.

The Company originally estimated the closure to be completed by the fourth quarter of 2003. On April 1, 2003, the Company distributed notices to all employees notifying them that operations would cease on May 30, 2003. The acceleration of the close was primarily due to available capacity at other lower cost facilities to fulfill customer orders.

The Company anticipates utilizing the remaining restructuring reserves as originally intended, with the ultimate dispositions occurring during the year ended December 31, 2004. Approximately $0.5 million of the remaining Grandville restructuring reserve of $0.7 million relates to 2003 property taxes to be paid in 2004.

During 2003, the Company recorded $2.7 million (gross $3.7 million offset by $1.0 million in accrual reversals related to workers’ compensation and leases) in incremental restructuring charges that had not been specifically reserved for in 2002 in conjunction with the Grandville restructuring. These amounts have been recognized as expense as incurred along with $0.6 million in costs related to the 2003 U.K. restructuring and are recorded in restructuring and impairment charges in the accompanying consolidated statements of operations.

In connection with the closing of the Grandville facility in the second quarter of 2003, the Company assessed property, plant and equipment in accordance with SFAS No. 144 and reclassified $4.5 million as current assets based on the Company’s preliminary assessment of the likelihood of sale of those assets. These assets are classified as assets held for sale in the accompanying consolidated balance sheets. Certain of the equipment was sold in August 2003. The remaining assets, which primarily consist of real estate held for sale as of December 31, 2003, was $3.3 million.

U.K. Restructuring and Asset Impairment—During the fourth quarter of 2003, the Company announced and implemented a restructuring plan for its U.K. operations. As a result, the Company recognized a charge to earnings of $2.8 million, which reflects $0.6 million in severance costs in accordance with SFAS No. 146 and asset impairments of $2.2 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities (estimated completion date of March 31, 2004), the closing of the Cheshunt, England facility will result in a net workforce reduction of 50 hourly and salaried employees. The closure of the Birmingham, England tooling operation (estimated completion during the first quarter of 2004) will result in a net workforce reduction of 21 hourly and salaried employees. The 2003 restructuring charge did not cover certain aspects of the activities that will be occurring in future periods, including the movement of equipment, certain severance costs and employee relocation and training. The remaining estimated costs of $5.5 million will be recognized in future periods as incurred in accordance with SFAS No. 146.

Saltillo, Mexico Asset Impairment—During 2003, the Company concluded that it could not manufacture components for its key customer at its Saltillo, Mexico facility at an acceptable profit margin. Therefore, the business was anticipated to be sourced to another supplier. As a result, the Company concluded that the cash flows from its Saltillo, Mexico operations would be less than the carrying value of those fixed assets. Accordingly, the Company recorded an impairment charge of approximately $4.9 million related to the fixed assets of that operation. The charge is recorded as a component of restructuring and impairment charges in the accompanying consolidated statements of operations. The estimated fair value $1.8 million valuation is reflected as follows: $1.4 million in assets held for sale and $0.4 million in depreciable property, plant and equipment at December 31, 2003 in the accompanying consolidated balance sheets, based on the anticipated disposition and use of the equipment, respectively.

Company-wide Consolidated Restructuring Activity—The accrual of $1.1 million and $3.3 million at December 31, 2003 and 2002, respectively, is recorded in accrued liabilities in the Company’s consolidated balance sheets. The following table provides a rollforward of the restructuring accrual for 2003 (in thousands):

Accrual balance at December 31, 2002	$3,355
Cash payments	(1,794)
Charges to expense	580
Reversals	(992)

Accrual balance at December 31, 2003	$1,149

The 2003 restructuring charges reflected in restructuring and impairment charges in the accompanying consolidated statements operations comprised the following (in thousands):

Postretirement medical plan curtailment gain (see Note 12)	$784
Equipment moving and related costs	(1,752)
Severance and employee related costs	(3,199)
Accrual reversals	992
Other	(141)

Total	$(3,316)

Summary—The Company recorded the following restructuring and impairment charges in the accompanying consolidated statements of operations (in thousands):

	Refer to	Years Ended December 31,
	Note	2003	2002	2001
Goodwill impairment	5	$96,013	$—	$4,053
Asset impairment	13	7,085	17,953	—
Restructuring costs	13	3,316	3,355	—

Total restructuring and impairment charges		$106,414	$21,308	$4,053

14. Related-Party Transactions

The Company expensed approximately $1.4 million and $1.1 million for management services and debt placement costs to an affiliate, Hidden Creek Industries (“Hidden Creek”), in 2003 and 2001, respectively. In 2002, the Company was charged $2.4 million by Hidden Creek for assistance in obtaining financing, and capitalized such amount as deferred loan costs. In addition, the Company expensed $0.1 million in 2002 for management services from Onex Corporation (“Onex”), its majority shareholder.

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

In December 2002, the Company issued approximately $9.9 million of the secured second lien term loan to a partnership owned by certain stockholders of the Company (see Note 7).

The Company had outstanding the following amounts owed to related parties (in thousands):

	December 31,
	2003	2002
Hidden Creek	$897	$1,397
Onex	5	104

15. Commitments and Contingencies

The Company is involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

16. Geographic and Product Line Information

The Company designs and manufactures aluminum die cast components and assemblies for the global automotive industry and operates in a single reportable business segment, automotive products. The Company internally evaluates its business principally based upon critical performance measures established by the Company. Because of similar economic characteristics of the operations, including the nature of products, production process and customers, those operations have been aggregated following the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for segment reporting purposes.

The following is a summary of sales, based on location of production, and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2003		2002		2001
		Long-		Long-		Long-
		Lived		Lived		Lived
	Sales	Assets	Sales	Assets	Sales	Assets
United States	$394,734	$134,757	$443,320	$140,720	$420,524	$175,534
Mexico	2,991	336	4,985	7,522	5,064	9,477
United Kingdom	81,403	75,624	78,211	73,413	59,910	69,779
Spain	41,955	41,276	23,931	29,314	20,211	20,352

	$521,083	$251,993	$550,447	$250,969	$505,709	$275,142

Sales to customers in various geographic locations, based on location of production, were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
North America	$386,137	$424,580	$406,541
Europe	116,376	125,071	94,233
Other foreign locations	18,570	796	4,935

	$521,083	$550,447	$505,709

The following is a summary of the approximate composition by product category of the Company’s sales (in thousands):

	Years Ended December 31,
	2003	2002	2001
Medium to large automotive aluminum die castings:
Oil pans	$142,001	$174,696	$155,525
Engine front covers	51,412	54,356	46,038
Transmission cases	65,775	73,745	62,697
Bedplates	41,563	47,967	42,947
Other medium to large die castings	134,916	113,164	116,174
Small automotive aluminum die castings	76,701	81,328	72,653
Other products	8,715	5,191	9,675

Total	$521,083	$550,447	$505,709

The Company sells its products directly to automobile manufacturers. Customers that accounted for a significant portion of consolidated sales were as follows:

	Years Ended December 31,
	2003	2002	2001
Ford	51%	53%	52%
General Motors	30%	33%	36%

At December 31, 2003 and 2002, receivables from these customers represented approximately 40% and 61% of total accounts receivable, respectively.

17. Supplemental Cash Flow Information

The following table presents a reconciliation of cash paid for interest in each year to the components of interest expense recorded in the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,
	2003	2002	2001
Cash paid for interest	$59,791	$49,641	$55,326
Change in accrued interest	421	(786)	(1,697)

Cash interest expense	60,212	48,855	53,629
Non-cash
Secured second lien term loan deferred interest	7,033	74	—
Debt issuance cost amortization	3,327	2,415	2,308
Exit and anniversary fee accruals	2,286	25	—
Secured second lien term loan discount amortization	486	5	—
Interest rate swap prepaid interest amortization	2,992	—	—
Capitalized interest	(1,417)	(484)	(1,211)
Other	(80)	257	1,200

Non-cash interest expense	14,627	2,292	2,297

Interest expense	$74,839	$51,147	$55,926

18. Quarterly Financial Data (Unaudited)

     The following is a condensed summary of quarterly results of operations for 2003 and 2002 (in thousands):

				Net Income (Loss)
				Before Cumulative
		Gross	Operating	Effect of Change in
	Sales	Profit	Income (Loss)	Accounting Principle	Net Income (Loss)
2003:
First	$143,621	$18,660	$14,582	$(5,560)	$(5,560)
Second	132,963	16,510	12,810	(3,716)	(3,716)
Third	114,237	10,604	(97,439)	(116,387)	(116,387)
Fourth	130,262	22,682	12,895	(7,026)	(7,026)

	$521,083	$68,456	$(57,152)	$(132,689)	$(132,689)

2002:
First	$134,714	$16,507	$12,815	$(105)	$(202,727)
Second	146,421	21,235	16,630	2,752	2,752
Third	132,604	13,125	10,870	(1,626)	(1,626)
Fourth	136,708	18,272	(20,131)	(70,512)	(70,512)

	$550,447	$69,139	$20,184	$(69,491)	$(272,113)

During the fourth quarter of 2003, the Company recorded an impairment charge of $2.2 million related to its U.K. operations (see Note 13), a $1.8 million reversal of an original third quarter 2003 asset impairment charge of $6.7 million related to its Saltillo, Mexico operations (see Note 13), a settlement gain of $5.9 million related to its Grandville postretirement medical plan (see Note 12), an additional pension expense of $1.7 million related to its U.K. pension scheme, an income tax charge of $1.9 million related to the true-up of deferred income taxes at JLF UK, and a reversal of $1.0 million of restructuring reserves – primarily related to the extension of leases (see Note 13).

During the third quarter of 2003, the Company recorded an impairment charge of $96.3 million related to goodwill at the Sheboygan and Ansola reporting units (see Note 5) and an impairment charge of $6.7 million related to long-lived assets at its Saltillo, Mexico facility (see Note 13).

During the fourth quarter of 2002, the Company recorded a restructuring charge of $21.3 million related to the closing of the Grandville facility (see Note 13) and a valuation allowance of $79.9 million against its deferred tax assets (see Note 11).

19. Consolidating Guarantor and Non-Guarantor Financial Information

The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company’s business. Each Guarantor is a direct, wholly owned domestic subsidiary of the Company and has fully and unconditionally guaranteed the 11½% senior subordinated notes issued by J.L. French Automotive Castings, Inc., on a joint and several basis. The Non-Guarantor Companies are the Company’s foreign subsidiaries, which include JLF UK, Ansola and JLF Mexico. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

19. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Balance Sheets as of December 31, 2003
(In thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19	$292	$1,186	$—	$1,497
Accounts receivable, net	128,024	75,038	29,447	(185,959)	46,550
Inventories	—	23,456	9,167	—	32,623
Assets held for sale	—	3,291	1,386	—	4,677
Other current assets	33	6,015	6,694	—	12,742

Total current assets	128,076	108,092	47,880	(185,959)	98,089
Property, plant and equipment, net	—	134,757	117,236	—	251,993
Investment in subsidiaries	(12,928)	—	—	12,928	—
Intangibles and other assets	13,609	862	2,128	—	16,599

	$128,757	$243,711	$167,244	$(173,031)	$366,681

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current liabilities:
Accounts payable	$1,430	$31,320	$19,582	$—	$52,332
Accrued liabilities	5,399	18,004	10,082	—	33,485
Current portion of long-term debt	—	568	22,765	—	23,333

Total current liabilities	6,829	49,892	52,429	—	109,150
Long-term debt	462,995	42,510	88,687	—	594,192
Other non-current liabilities	3,500	997	17,183	—	21,680
Intercompany	11,828	140,343	33,788	(185,959)	—

Total liabilities	485,152	233,742	192,087	(185,959)	725,022
Class P redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Common stock	1	—	—	—	1
Additional paid-in capital	87,144	259,808	71,449	(331,257)	87,144
Retained earnings (accumulated deficit)	(504,022)	(248,742)	(95,443)	344,185	(504,022)
Accumulated other comprehensive income (loss)	482	(1,097)	(849)	—	(1,464)

Total stockholders’ investment (deficit)	(416,395)	9,969	(24,843)	12,928	(418,341)

	$128,757	$243,711	$167,244	$(173,031)	$366,681

19. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statements of Operations for the Year Ended December 31, 2003
(In thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
Sales	$—	$394,830	$126,774	$(521)	$521,083
Cost of sales	513	330,297	122,338	(521)	452,627

Gross profit (loss)	(513)	64,533	4,436	—	68,456
Selling, general and administrative expenses	(74,142)	87,038	5,445	—	18,341
Restructuring and impairment charges	692	86,826	19,704	—	107,222
Amortization of intangible assets	—	—	45	—	45

Operating income (loss)	72,937	(109,331)	(20,758)	—	(57,152)
Cash interest expense	56,813	80	3,319	—	60,212
Non-cash interest expense (income)	16,124	(1,046)	(451)		14,627
Other expense (income)	—	—	(617)	—	(617)

Loss before income taxes	—	(108,365)	(23,009)	—	(131,374)
Provision (benefit) for income taxes	(778)	468	1,625	—	1,315
Equity in losses of subsidiaries	(133,467)	—	—	133,467	—

Net loss	$(132,689)	$(108,833)	$(24,634)	$133,467	$(132,689)

19. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2003
(In thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(132,689)	$(108,833)	$(24,635)	$133,468	$(132,689)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities -
Restructuring and impairment charges	267	84,459	18,993	—	103,719
Non-cash interest	16,124	(1,045)	(452)	—	14,627
Depreciation and amortization	—	31,948	13,790	—	45,738
Losses of subsidiaries	133,468	—	—	(133,468)	—
Deferred income taxes	(381)	—	2,658	—	2,277
Changes in other operating items	(21,840)	21,156	(3,129)	—	(3,813)

Net cash provided by (used for) operating activities	(5,051)	27,685	7,225		29,859

INVESTING ACTIVITIES:
Capital expenditures	—	(27,280)	(7,755)	—	(35,035)

FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	51,700	—	30,582	(25,471)	56,811
Repayments on revolving credit facilities	(45,820)	—	(4,775)	25,471	(25,124)
Long-term borrowings	—	—	13,768	—	13,768
Repayment of long-term borrowings	—	(287)	(41,101)	—	(41,388)
Repurchase of common stock	(393)	—	—	—	(393)
Debt issuance costs	(442)	—	—	—	(442)

Net cash provided by (used for) financing activities	5,045	(287)	(1,526)	—	3,232

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	104	—	104

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6)	118	(1,952)	—	(1,840)
CASH AND CASH EQUIVALENTS:
Beginning of year	25	174	3,138	—	3,337

End of year	$19	$292	$1,186	$—	$1,497

19. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Balance Sheets as of December 31, 2002
(In thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25	$174	$3,138	$—	$3,337
Accounts receivable, net	258,815	212,070	24,709	(446,020)	49,574
Inventories	—	27,417	7,940	—	35,357
Other current assets	3,119	4,635	5,683	—	13,437

Total current assets	261,959	244,296	41,470	(446,020)	101,705
Property, plant and equipment, net	—	140,720	110,249	—	250,969
Investment in subsidiaries	120,540	—	—	(120,540)	—
Goodwill	267	84,647	10,257	—	95,171
Other intangibles and other assets	16,494	232	368	—	17,094

	$399,260	$469,895	$162,344	$(566,560)	$464,939

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current liabilities:
Accounts payable	$8,952	$30,562	$16,673	$—	$56,187
Accrued liabilities	4,108	18,884	8,115	—	31,107
Current portion of long-term debt	—	241	12,101	—	12,342

Total current liabilities	13,060	49,687	36,889	—	99,636
Long-term debt	447,211	41,585	84,425	—	573,221
Other non-current liabilities	4,674	9,032	12,887	—	26,593
Intercompany	161,220	250,944	33,856	(446,020)	—

Total liabilities	626,165	351,248	168,057	(446,020)	699,450
Class P redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Common stock	1	—	—	—	1
Additional paid-in capital	87,537	259,808	71,449	(331,257)	87,537
Retained earnings (accumulated deficit)	(371,333)	(139,909)	(70,808)	210,717	(371,333)
Accumulated other comprehensive loss	(3,110)	(1,252)	(6,354)	—	(10,716)

Total stockholders’ investment (deficit)	(286,905)	118,647	(5,713)	(120,540)	(294,511)

	$399,260	$469,895	$162,344	$(566,560)	$464,939

19. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statements of Operations for the Year Ended December 31, 2002
(In thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
Sales	$—	$443,384	$107,127	$(64)	$550,447
Cost of sales	31	381,030	100,311	(64)	481,308

Gross profit (loss)	(31)	62,354	6,816	—	69,139
Selling, general and administrative expenses	1,469	10,060	2,554	—	14,083
Restructuring and impairment charges	—	21,308	—	—	21,308
Loss on early retirement of debt	13,507	—	—	—	13,507
Amortization of intangible assets	—	—	57	—	57

Operating income (loss)	(15,007)	30,986	4,205	—	20,184
Cash interest expense	232	42,524	6,099	—	48,855
Non-cash interest expense (income)	2,520	(309)	81		2,292

Income (loss) before income taxes and equity in losses of subsidiaries and cumulative effect of change in accounting principle and extraordinary loss	(17,759)	(11,229)	(1,975)	—	(30,963)
Provision (benefit) for income taxes	49,723	(11,953)	758	—	38,528
Equity in losses of subsidiaries	(200,726)	—	—	200,726	—

Income (loss) before cumulative effect of change in accounting principle	(268,208)	724	(2,733)	200,726	(69,491)
Cumulative effect of change in accounting principle	3,905	150,040	48,677	—	202,622

Net loss	$(272,113)	$(149,316)	$(51,410)	$200,726	$(272,113)

19. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2002
(In thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(272,113)	$(149,316)	$(51,410)	$200,726	$(272,113)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities -
Cumulative effect of change in accounting principle	3,906	150,039	48,678	—	202,622
Loss on early retirement of debt	13,506	—	—	—	13,507
Restructuring and impairment charges	—	21,308	—	—	21,308
Non-cash interest	2,520	(309)	81	—	2,292
Depreciation and amortization	—	35,024	11,204	—	46,228
Losses of subsidiaries	200,726	—	—	(200,726)	—
Deferred income taxes	37,211	—	836	—	38,047
Changes in other operating items	19	(39,059)	(702)	—	(39,742)

Net cash provided by (used for) operating activities	(14,225)	17,687	8,687	—	12,149

INVESTING ACTIVITIES:
Capital expenditures	—	(17,320)	(5,061)	—	(22,381)

FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	52,100	—	6,113	—	58,213
Repayments on revolving credit facilities	(41,051)	—	(17,945)	—	(58,996)
Long-term borrowings	191,405	—	31,754	—	223,159
Repayment of long-term borrowings	(183,718)	(225)	(21,608)	—	(205,551)
Borrowings under receivables financing	8,287	—	—	—	8,287
Repayment of receivables financing	(8,287)	—	—	—	(8,287)
Proceeds from sale of common stock and warrants	1,050	—	—	—	1,050
Repurchase of common stock and subscription receivable payments	(2,113)	—	—	—	(2,113)
Debt issuance costs	(3,431)	—	—	—	(3,431)

Net cash provided by (used for) financing activities	14,242	(225)	(1,686)	—	12,331

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	183	—	183

NET CHANGE IN CASH AND CASH EQUIVALENTS	17	142	2,123	—	2,282
CASH AND CASH EQUIVALENTS:
Beginning of year	8	32	1,015	—	1,055

End of year	$25	$174	$3,138	$—	$3,337

19. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statements of Operations for the Year Ended December 31, 2001
(In thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
Sales	$—	$420,554	$85,185	$(30)	$505,709
Cost of sales	—	342,723	82,667	(30)	425,360

Gross profit	—	77,831	2,518	—	80,349
Selling, general and administrative expenses	1,729	11,516	3,118	—	16,363
Restructuring and impairment charges	—	—	4,053	—	4,053
Amortization of intangible assets	104	6,960	1,310	—	8,374

Operating income (loss)	(1,833)	59,355	(5,963)	—	51,559
Cash interest expense (income)	(8,083)	55,826	5,886	—	53,629
Non-cash interest expense (income)	—	2,745	(448)	—	2,297

Income (loss) before income taxes and equity in losses of subsidiaries	6,250	784	(11,401)	—	(4,367)
Provision (benefit) for income taxes	(5,439)	7,971	23	—	2,555
Equity in losses of subsidiaries	(18,611)	—	—	18,611	—

Net loss	$(6,922)	$(7,187)	$(11,424)	$18,611	$(6,922)

19. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2001
(In thousands)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(6,922)	$(7,187)	$(11,424)	$18,611	$(6,922)
Adjustments to reconcile net loss to net cash provided by operating activities -
Restructuring and impairment charges	—	—	4,053	—	4,053
Non-cash interest	—	2,745	(448)	—	2,297
Depreciation and amortization	104	40,062	10,320	—	50,486
Losses of subsidiaries	18,611	—	—	(18,611)	—
Deferred income taxes	—	5,406	565	—	5,971
Changes in other operating items	(3,930)	(18,538)	2,427	—	(20,041)
Net cash provided by

Net cash provided by operating activities	7,863	22,488	5,493	—	35,844

INVESTING ACTIVITIES:
Capital expenditures, net	—	(22,111)	(9,871)	—	(31,982)

FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	24,500	—	5,716	—	30,216
Repayments on revolving credit facilities	(19,600)	—	(2,140)	—	(21,740)
Long-term borrowings	—	—	4,974	—	4,974
Repayment of long-term borrowings	(10,689)	(1,148)	(7,433)	—	(19,270)
Repurchase of common stock and subscription receivable payments	(2,088)	—	—	—	(2,088)

Net cash provided by (used for) financing activities	(7,877)	(1,148)	1,117	—	(7,908)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(952)	—	(952)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14)	(771)	(4,213)	—	(4,998)
CASH AND CASH EQUIVALENTS:
Beginning of year	22	803	5,228	—	6,053

End of year	$8	$32	$1,015	$—	$1,055

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Schedule II: Valuation and Qualifying Accounts
(In thousands)

	Years Ended December 31,
	2003	2002	2001
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, at beginning of year	$1,777	$2,081	$2,502
Additions, charged to income	789	—	—
Write-offs, net of recoveries	—	(304)	(421)

Balance, at end of year	$2,566	$1,777	$2,081

RESERVE FOR LOSS CONTRACTS(1):
Balance, at beginning of year	$2,797	$8,870	$36,490
Additions, charged to income	—	175	1,825
Other additions (reductions)	—	(1,132)	(8,306)
Utilizations	(2,216)	(5,116)	(21,139)

Balance, at end of year	$581	$2,797	$8,870

RESTRUCTURING RESERVE:
Balance, at beginning of year	$3,355	$—	$—
Additions, charged to income	580	3,355	—
Other additions (reversals)	(992)	—	—
Utilizations	(1,794)	—	—

Balance, at end of year	$1,149	$3,355	$—

(1)	In certain instances, the Company is committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the costs to produce such product. In such situations, the Company records a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the Company’s obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. The remaining liability was approximately $0.6 million and $2.8 million as of December 31, 2003 and 2002, respectively. Of these amounts, $0.4 million and $1.2 million are included in other noncurrent liabilities in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.