Form 10-Q
period 2004-03-31
JL FRENCH AUTOMOTIVE CASTING INC
filed 2004-05-11
CIK 1091601

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-84903-1

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 4508 IDS Center	13-3983670 (I.R.S. Employer Identification No.)
Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

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

The number of shares outstanding of the Registrant’s common stock at May 5, 2004 was 11 shares of Class A common stock, 7 shares of Class A-1 common stock, 21 shares of Class B common stock, 5 shares of Class C common stock, 7 shares of Class D-1 common stock, 7 shares of Class D-2 common stock, 4 shares of Class E common stock, 14 shares of Class P common stock, 65,118 shares of Class Q-1 common stock and 11,593 shares of Class Q-2 common stock. Registrant’s common equity is not publicly traded.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

Page
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	3
Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Certification Required by Section 302
Certification Required by Section 302
Certification Required by Section 906
Certification Required by Section 906

ITEM 1 — FINANCIAL INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands — Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Sales	$147,052	$143,621
Cost of sales	126,249	124,961

Gross profit	20,803	18,660

Selling, general and administrative expenses	3,655	4,078
Restructuring and impairment charges	1,532	—

Operating income	15,616	14,582

Cash interest expense	15,025	14,450
Non-cash interest expense	3,122	3,929

Interest expense	18,147	18,379
Other expense	—	1,695

Loss before income taxes	(2,531)	(5,492)

Provision for income taxes	555	68

Net loss	$(3,086)	$(5,560)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$1,145	$1,497
Accounts receivable, net	52,767	46,550
Inventories	32,321	32,623
Assets held for sale	3,032	4,677
Other current assets	16,636	12,742

Total current assets	105,901	98,089
Property, plant and equipment, net	248,478	251,993
Other assets, net	15,923	16,599

	$370,302	$366,681

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$52,516	$52,332
Accrued liabilities	40,316	33,485
Current portion of long-term debt	22,494	23,333

Total current liabilities	115,326	109,150

Long-term debt, net of current portion	418,462	419,192
Subordinated notes	175,000	175,000
Other noncurrent liabilities	22,012	21,680

Total liabilities	730,800	725,022

Redeemable common stock	60,000	60,000

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	87,109	87,144
Accumulated deficit	(507,108)	(504,022)
Accumulated other comprehensive loss	(500)	(1,464)

Total stockholders’ deficit	(420,498)	(418,341)

	$370,302	$366,681

The accompanying notes are an integral part
of these condensed consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — Unaudited)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,086)	$(5,560)
Adjustments to reconcile net loss to net cash provided by operating activities -
Asset impairment charge	1,197	—
Non-cash interest	3,122	3,929
Depreciation and amortization	11,535	11,597
Changes in other operating items	(2,579)	7,734

Net cash provided by operating activities	10,189	17,700

INVESTING ACTIVITIES:
Capital expenditures	(6,982)	(8,304)
Proceeds from sale of property, plant, and equipment	479	—

Net cash used for investing activities	(6,503)	(8,304)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	10,955	18,642
Repayments of revolving credit facilities	(11,813)	(1,596)
Long-term borrowings	1,365	3,991
Repayment of long-term borrowings	(4,507)	(31,403)
Other	(36)	(330)

Net cash used for financing activities	(4,036)	(10,696)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2)	23

NET CHANGE IN CASH AND CASH EQUIVALENTS	(352)	(1,277)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,497	3,337

End of period	$1,145	$2,060

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital leases	$—	$1,968

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

The accompanying condensed consolidated financial statements have been prepared by French without audit. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Sales and operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	FINANCIAL LEVERAGE AND COVENANT COMPLIANCE

The Company has a substantial amount of leverage. As of March 31, 2004, the Company had outstanding indebtedness of $616.0 million, and a working capital deficiency of $9.4 million. In addition, the Company incurred net losses of $132.7 million and $272.1 million in 2003 and 2002, respectively. Total shareholders’ deficit was $420.5 million at March 31, 2004. In 2003, cash interest costs were $60.2 million and total interest costs were $74.8 million. Management believes total interest costs will remain at approximately the same levels in 2004. For the three months ended March 31, 2004, cash interest costs were $15.0 million and total interest costs were $18.1 million. In order to maintain compliance with restrictive loan covenants for the remainder of 2004 and beyond, the Company will need to improve its consolidated earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges (“EBITDA”) and cash flows from current levels. As of March 31, 2004, the Company had borrowing availability under its revolving credit facility and cash on hand of approximately $28.6 million.

In order to reduce costs, improve EBITDA and maintain adequate liquidity, the Company has taken the following actions: (i) completed the December 27, 2002 financing transactions (see Note 9) which eliminated all scheduled senior debt principal repayments until 2006, (ii) closed the Grandville, Michigan facility in May, 2003, (iii) closed two facilities in JLF UK in the first quarter of 2004, (iv) aligned the cost structure with the revenue base through personnel and other cost reductions, and (v) implemented stringent operating and cost management policies and controls.

The Company’s credit facilities contain restrictive covenants that, among other things, limit the Company’s ability to incur indebtedness, make capital expenditures, and pay dividends. The most restrictive covenants require the Company to maintain the following financial ratios:

•	Ratio of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges, or EBITDA, as defined, to consolidated cash interest expense of not less than 1.40 at March 31, 2004 and December 31, 2003 (actual of 1.63 and 1.60, respectively) and 1.50 at December 31, 2004.

•	Ratio of total indebtedness to EBITDA, as defined (“Total Leverage Ratio”), of less than 6.75 at March 31, 2004 and December 31, 2003 (actual of 6.25 and 6.43, respectively) and 6.25 at December 31, 2004.

•	Ratio of indebtedness under the Senior Credit Facility, including outstanding standby letters of credit, to EBITDA, as defined, of less than 3.50 at March 31, 2004 and December 31, 2003 (actual of 2.96 and 3.03, respectively) and 3.25 at December 31, 2004.

The most restrictive quarterly covenant in 2004 will be the Total Leverage Ratio at December 31, 2004. Assuming total debt remains at $617.5 million (the balance at December 31, 2003), either an EBITDA, as defined, of approximately $99 million would need to be achieved to be in compliance with the required ratio of 6.25 at December 31, 2004 (EBITDA, as defined, was $96.6 million in 2003) or debt would need to be reduced to a sufficient level such that the required ratio would be achieved. Management believes its operating plans for 2004 will enable the Company to remain in compliance with the quarterly covenants for the remainder of 2004. Management also believes that cash generated from operations together with available borrowings under the senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures during 2004. The assumptions underlying this belief include, among other things, that there will be no future material adverse developments in either the Company’s business or the automotive market in general.

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

3.	COMPREHENSIVE LOSS

The following presents comprehensive loss, defined as changes in stockholders’ deficit except changes related to transactions with stockholders of the Company, for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(3,086)	$(5,560)
Change in cumulative translation adjustment	721	388
Additional minimum pension liability (U.K. pension plan)	243	—
Unrealized income on derivative instrument	—	325

Comprehensive loss	$(2,122)	$(4,847)

4.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs recognized during the interim periods. The Company adopted the annual provisions of the revised SFAS No. 132 in 2003 and the interim provisions during the three months ended March 31, 2004. See Note 10 for additional required disclosures.

5.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined by the first in, first out (FIFO) or average cost methods, which approximate current costs. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$16,371	$15,671
Work-in-process	7,466	7,738
Finished goods	8,484	9,214

	$32,321	$32,623

6.	SALE-LEASEBACK

The Company entered into certain sale and leaseback transactions in 2003 and 2002, applying the provisions of SFAS No. 98, Accounting for Leases. Upon commencement of the lease term, the assets were removed from the Company’s balance sheet in accordance with accounting for the equipment as operating leases. The following transactions were entered into:

•	In October 2003, the Company entered into an agreement to sell and lease back two pieces of equipment. The majority of the assets sold in the transaction were purchased during 2003. Net proceeds from the transaction were approximately $3.0 million. The transaction resulted in an insignificant loss.

•	In March 2002, the Company entered into an agreement to sell and lease back five pieces of equipment. All of the assets sold in the transaction were purchased during the first quarter of 2002. Net proceeds from the transaction were approximately $4.6 million. The transaction resulted in a gain of approximately $0.2 million, which was deferred and is being amortized over the lease term.

The present value of the future minimum lease payments for these two sale-leasebacks was approximately $4.5 million at March 31, 2004.

7.	RESTRUCTURING AND IMPAIRMENT CHARGES

Grandville Restructuring and Asset Impairment (“2002 Restructuring”) — On December 31, 2002, the Company’s board of directors approved a restructuring plan that included the closing of the Grandville, Michigan facility. As a result, the Company recognized a charge to earnings of $21.3 million in the fourth quarter of 2002, which reflected the estimated qualifying exit costs to be incurred over the next year. Included in this charge were estimated costs associated with closing the facility of $3.3 million in accordance with EITF No. 94-3 and asset impairments of $18.0 million that were recognized in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. With the transfer of production to other facilities, the closing of the Grandville, Michigan facility resulted in a net workforce reduction of 225 hourly and salaried employees, which occurred throughout the five-month period ending May 30, 2003. The 2002 restructuring charge did not cover certain aspects of the activities that occurred in 2003, including the movement of equipment, certain severance costs and employee relocation and training. Certain of these costs, totaling $2.7 million (net of $1.0 million of accrual reversals), were recognized in 2003 with the remaining costs estimated at $0.3 million, to be recognized in future periods.

The Company anticipates utilizing the remaining restructuring reserves as originally intended, with the ultimate dispositions occurring during 2004.

During the three months ended March 31, 2004, the Company recorded $0.2 million in incremental restructuring charges that had not been specifically reserved for in 2002 as they did not qualify under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in conjunction with the Grandville restructuring. These amounts have been recognized as expense as incurred and are recorded in restructuring and impairment charges in the accompanying condensed consolidated statements of operations.

In connection with the closing of the Grandville facility in the second quarter of 2003, the Company assessed property, plant and equipment in accordance with SFAS No. 144 and reclassified $4.5 million as current assets based on the Company’s preliminary assessment of the likelihood of sale of those assets. These assets are classified as assets held for sale in the accompanying consolidated balance sheets. Certain of the equipment was sold in August 2003. The remaining assets, which primarily consist of real estate held for sale, was $3.3 million as of December 31, 2003. During the period ended March 31, 2004, the Company recorded an additional impairment charge of $1.2 million as a result of recent market activity. This charge is reflected in restructuring and impairment charges in the accompanying condensed consolidated statements of operations. As of March 31, 2004, the assets held for sale are valued at $2.1 million in the condensed balance sheet.

U.K. Restructuring and Asset Impairment (“2003 Restructuring”) — During the fourth quarter of 2003, the Company announced and implemented a restructuring plan for its U.K. operations. As a result, the Company recognized a charge to earnings of $2.8 million, which reflects $0.6 million in severance costs in accordance with SFAS No. 146 and asset impairments of $2.2 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities (estimated to be completed by the end of the first half of 2004), the closing of the Cheshunt, England facility will result in a net workforce reduction of 50 hourly and salaried employees. The closure of the Birmingham, England tooling operation resulted in a net workforce reduction of 21 hourly and salaried employees. The 2003 restructuring charge did not cover certain aspects of the activities that will be occurring in future periods, including the movement of equipment, contractual lease payments, certain severance costs and employee relocation and training. During the period ended March 31, 2004, these costs were mainly severance related and amounted to $0.1 million, which are reflected in restructuring and impairment charges in the accompanying condensed consolidated statements of operations. The remaining estimated costs of $5.3 million, principally related to contractual lease payments, will be recognized through the remainder of 2004 in accordance with SFAS No. 146.

Saltillo, Mexico Asset Impairment — During 2003, the Company concluded that it could not manufacture components for its key customer at its Saltillo, Mexico facility at an acceptable profit margin. Therefore, the business was anticipated to be sourced to another supplier. As a result, the Company concluded that the cash flows from its Saltillo, Mexico operations would be less than the carrying value of those fixed assets. Accordingly, the Company recorded an impairment charge of approximately $4.9 million related to the fixed assets of that operation. The estimated fair value of $1.8 million at December 31, 2003 was as follows: $1.4 million in assets held for sale and $0.4 million in depreciable property, plant and equipment. In January 2004, the Company sold a portion of the land for its carrying value of $0.5 million. At March 31, 2004, $0.9 million in assets held for sale and $0.3 in depreciable property, plant and equipment are included in the accompanying condensed consolidated balance sheet, based on the anticipated disposition and use of the equipment, respectively.

Company-wide Consolidated Restructuring Activity — The accrual of $0.7 million and $1.1 million at March 31, 2004 and December 31, 2003, respectively, is recorded in accrued liabilities in the Company’s consolidated balance sheets. The following table summarizes activity specific to the initial restructuring accrual established for 2004 (in thousands):

Balance at December 31, 2003	$1,149
Cash payments	(488)

Balance at March 31, 2004	$661

The Company recorded the following restructuring and impairment charges in the accompanying consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31, 2004
Asset impairment		$1,197
Restructuring costs:
Equipment moving and related costs	44
Severance and employee related costs	274
Other	17

Total Restructuring costs		335

Total restructuring and impairment charges		$1,532

The Company has recorded the following activity throughout the duration of the various restructurings (in thousands):

2002 Restructuring

		Lease &	Facility
		Other	Exit &	Total	Non-
	Employee	Contractual	Other	Accrued	Cash	Total
	Costs	Obligations	Costs	Liability	Charge	Charge
Balance at December 31, 2002	$—	$1,512	$1,843	$3,355	$—	$3,355
Cash payments	(1,040)	(378)	(3,706)	(5,123)
(Reversals) charges	1,040	(995)	2,470	2,514	63	2,577

Balance at December 31, 2003	—	139	607	746	63	5,932
Cash payments	(20)	(82)	(165)	(267)
(Reversals) charges	20	—	142	162	—	162

Balance at March 31, 2004	$—	$57	$584	$641	$63	$6,094

2003 Restructuring

		Lease &	Facility
		Other	Exit &	Total	Non-
	Employee	Contractual	Other	Accrued	Cash	Total
	Costs	Obligations	Costs	Liability	Charge	Charge
Balance at December 31, 2002	$—	$—	$—	$—	$—	$—
Cash payments	(337)	—	—	(337)
(Reversals) charges	633	—	107	740	—	740

Balance at December 31, 2003	296	—	107	403	—	740
Cash payments	(420)	—	(136)	(556)
(Reversals) charges	135	—	38	173	—	173

Balance at March 31, 2004	$11	$—	$9	$20	$—	$913

Total Company-Wide Restructuring

		Lease &	Facility
		Other	Exit &	Total	Non-
	Employee	Contractual	Other	Accrued	Cash	Total
	Costs	Obligations	Costs	Liability	Charge	Charge
Balance at December 31, 2002	$—	$1,512	$1,843	$3,355	$—	$3,355
Cash payments	(1,377)	(378)	(3,706)	(5,460)
(Reversals) charges	1,673	(995)	2,577	3,254	63	3,317

Balance at December 31, 2003	296	139	714	1,149	63	6,672
Cash payments	(440)	(82)	(301)	(823)
(Reversals) charges	155	—	180	335		335

Balance at March 31, 2004	$11	$57	$593	$661	$63	$7,007

8.	INCOME TAXES

As of December 31, 2004, the Company had approximately $16.4 million of state tax credit carry forwards which expire through 2018, $105.4 million of state net operating loss carry forwards which expire between 2014 and 2023, $26.0 million of foreign net operating loss carry forwards which expire in 2018 and $202.1 million of federal net operating loss carry forwards which expire between 2018 and 2023. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently invested.

In the fourth quarter of 2002, the Company recorded a valuation allowance for its U.S. Federal and all state deferred tax assets. In prior years, the Company recorded a valuation allowance for its foreign deferred tax assets and certain state deferred tax assets. SFAS No. 109, Accounting for Income Taxes, and relevant interpretations of SFAS No. 109, require a valuation allowance be provided when it is more probable than not that the related income tax assets will not be utilized. Reported historical income has been adversely impacted by the write-off of goodwill, restructuring and impairment charges (see Note 7) and other nonrecurring events such as integration difficulties involving the acquisition of Nelson. As a result of accounting charges related to these and other events, the Company has incurred net losses on a cumulative basis since 1999. Because SFAS No. 109 requires the Company to weight historical reported results greater than projections of future income, the Company recorded a full valuation allowance on the deferred tax assets in 2002 and continued to record a full valuation allowance in 2003 and into 2004 due to continuing operating losses. The Company will continue to assess the need for a valuation allowance on these assets in the future.

9.	LONG-TERM DEBT

Long-term senior debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Senior Credit Facility:
Revolving credit facility	$59,276	$59,798
Tranche B term loan	134,021	133,761
Tranche C term loan	96,567	96,257

Total senior credit facility	289,864	289,816
Secured second lien term loans, net of unamortized discount of $1,847 and $2,333	103,502	101,548
Peseta term loans	19,660	21,684
Obligations under capital leases and other	27,930	29,477

Total senior debt	440,956	442,525
Less current maturities	(22,494)	(23,333)

Total long-term senior debt	$418,462	$419,192

The Company and certain of its direct and indirect subsidiaries have a senior credit facility that provides a tranche B term loan, a tranche C term loan and revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of March 31, 2004, after taking into consideration outstanding borrowings under the revolving credit facility of $59.3 million and outstanding letters of credit of $3.3 million, the Company had borrowing availability under the revolving credit facility and cash on hand of approximately $28.6 million.

As of March 31, 2004, rates on borrowings under the senior credit facility varied from 5.11% to 11.0%. Borrowings under both tranches are due and payable in October 2006. The revolving credit facility is available until June 2006. The senior credit facility is secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law (“Guarantors”). All tranche principal payments are subject to an exit fee: tranche B is 1% in 2003, 2% in 2004, and 3% in 2005 and thereafter, tranche C is 5% over the duration of the loan. At March 31, 2004, approximately $1.3 million and $1.6 million of the outstanding tranche B and tranche C balances, respectively, represents these accrued fees.

In December 2002, the Company issued a secured second lien term loan of $96.4 million, resulting in net proceeds of $94.0 million. The loan bears 12% cash interest, payable quarterly, and 7% deferred interest, payable in 2007. The borrowings and deferred interest are due and payable in December 2007. At March 31, 2004 and December 31, 2003, $8.9 million and $7.1 million, respectively, of the outstanding debt balance was accrued interest paid-in-kind. Borrowings under the loan are secured by a second lien on all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

The senior credit facility and secured second lien term loan include certain restrictive covenants. The Company was in compliance with all financial covenants at March 31, 2004 and December 31, 2003. The senior credit facility and secured second lien term loan, as amended, requires the Company to maintain certain financial ratios including minimum interest coverage ratios and maximum leverage ratios. They also limit capital expenditures and cash dividends, among other restrictions.

Borrowings under the tranches and secured second lien term loan are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the agreements. As of March 31, 2004, no such prepayments were required.

The Company also has outstanding $175 million of senior subordinated notes. These notes mature in May 2009 and bear interest at 11 -1/2%.

Other long-term debt consists principally of obligations under capital leases and outstanding loans of the Company’s foreign subsidiaries in Spain and the United Kingdom.

10.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs were as follows (in thousands):

			Postretirement Benefits Other
	Pension Benefits for the		Than Pensions for the
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Service cost	$204	$487	$—	$44
Interest cost	408	750	—	106
Expected return on plan assets	(396)	(712)	—	—
Amortization of prior service cost	3	2	—	(14)
Recognition of actuarial loss	—	19	—	—
Other	81	224	—	—

Net periodic benefit costs	$300	$770	$—	$136

As part of the restructurings (see Note 7), the Company’s pension and postretirement medical plan obligations were required to be remeasured for purposes of determining any curtailment gains/losses in accordance with SFAS No. 88, Employers’ Accounting for

Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Both plans were remeasured at December 31, 2002 and again at May 30, 2003 upon the accelerated plant closure, and in October 2003, the Company exercised its right to terminate the benefits for the hourly participants in the Nelson postretirement medical and death benefit plan. The participants were notified that the benefits would cease on December 31, 2003.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $0.4 million to its domestic pension plan in 2004. For the three months ended March 31, 2004, the Company has made no contributions to its domestic pension plan. The Company presently anticipates that it will contribute $0.4 million to fund its domestic pension plan in 2004.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Cash paid for -
Interest	$9,586	$8,935
Income taxes, net of refunds received	71	153

The following table presents a reconciliation of total cash paid for interest in the period to the total interest expense recorded in the accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2004	2003
Cash paid for interest	$9,586	$8,935
Plus:
Cash
Interest accrued to be paid in second quarter	5,439	5,515

Non-cash
Secured second term lien loan 7% deferred interest	1,832	1,688
Debt issuance cost amortization	832	826
Tranches B and C exit fee accruals	570	565
Secured second lien term loan discount amortization	122	121
Interest rate swap amortization	—	748
Capitalized interest	(238)	(75)
Other	4	56

Total non-cash	3,122	3,929

Total interest expense	$18,147	$18,379

12.	FOREIGN CURRENCY TRANSACTIONS

The assets and liabilities of all foreign subsidiaries are translated into U.S. dollars using rates of exchange at period end. Results of operations are translated at average rates prevailing throughout the period. Related translation adjustments are recorded as a component of other accumulated comprehensive income (loss). To the extent that transactions are denominated in a currency other than the functional currency, any changes in the expected amount of functional currency cash flows upon settlement of the transaction due to changes in exchange rates will be considered in determining earnings during the period. During the three months ended March 31, 2003, the Company recorded $1.7 million of foreign currency exchange expense related to borrowings by the U.S. based company to JLF UK. This amount is reflected in “Other expense” in the accompanying condensed consolidated statements of operations.

13.	STOCKHOLDERS’ DEFICIT

The following table presents a summary of activity in the accumulated deficit account for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Beginning balance	$(504,022)	$(371,333)
Net loss	(3,086)	(5,560)

Ending balance	$(507,108)	$(376,893)

On December 29, 2003, the Company effected a 1,000-for-1 reverse stock split. All references to number of shares outstanding have been retroactively restated to reflect the reverse stock split.

14.	LOSS CONTRACTS

As a result of the acquisition of Nelson Metal Products Corporation in 1999, the Company identified certain customer contract commitments that existed at the acquisition date that would result in future losses. At March 31, 2004 and December 31, 2003, the liability for those losses was $0 and $0.6 million, respectively. For the three months ended March 31, 2004, the liability was reduced to zero.

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

15. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of March 31, 2004
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
Assets:
Cash & cash equivalents	$280	$142	$723	$—	$1,145
Accounts receivable, trade	159,337	59,011	32,352	(197,933)	52,767
Inventory	—	23,985	8,336	—	32,321
Assets held for sale	—	2,095	937	—	3,032
Other current assets	8	11,258	5,370	—	16,636

Total current assets	159,625	96,491	47,718	(197,933)	105,901

Property, plant & equipment	—	291,303	162,063	—	453,366
Accumulated depreciation	—	(158,850)	(46,038)	—	(204,888)

Net property, plant & equipment	—	132,453	116,025	—	248,478
Investment in subsidiaries	(16,014)	—	—	16,014	—
Other assets, net	12,778	1,016	2,129	—	15,923

Total assets	$156,389	$229,960	$165,872	$(181,919)	$370,302

Liabilities:
Accounts payable, trade	$1,085	$33,406	$18,025	$—	$52,516
Accrued liabilities	10,632	19,310	10,374	—	40,316
Current portion of long-term debt	—	575	21,919	—	22,494

Total current liabilities	11,717	53,291	50,318	—	115,326
Intercompany payables	34,850	125,900	37,183	(197,933)	—
Other non-current liabilities	3,501	628	17,883	—	22,012
Long term debt, net of current portion	465,019	42,385	86,058	—	593,462

Total liabilities	515,087	222,204	191,442	(197,933)	730,800

Class P redeemable common stock	60,000	—	—	—	60,000

Stockholders’ investment (deficit):
Common stock	1	—	—	—	1
Additional paid-in-capital	87,109	259,808	71,449	(331,257)	87,109
Accumulated deficit	(507,108)	(250,952)	(96,319)	347,271	(507,108)
Accumulated other comprehensive income (loss)	1,300	(1,100)	(700)	—	(500)

Total shareholders’ investment (deficit)	(418,698)	7,756	(25,570)	16,014	(420,498)

Total Liabilities and shareholders’ investment (deficit)	$156,389	$229,960	$165,872	$(181,919)	$370,302

15. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Accumulated Deficit
For the Three Months Ended March 31, 2004
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
Sales	$—	$110,678	$36,590	$(216)	$147,052
Cost of sales	—	91,297	35,168	(216)	126,249

Gross profit	—	19,381	1,422	—	20,803
Selling, general and administrative expenses	(17,559)	20,209	1,005	—	3,655
Restructuring and impairment charges	—	1,359	173	—	1,532
Operating income (loss)	17,559	(2,187)	244	—	15,616
Cash interest expense	14,203	39	783	—	15,025
Non-cash interest expense (income)	3,356	(136)	(98)	—	3,122

Interest expense	17,559	(97)	685	—	18,147
Loss before income taxes	—	(2,090)	(441)	—	(2,531)
Provision for income taxes	—	120	435	—	555
Equity in earnings (losses) of subsidiaries	(3,086)	—	—	3,086	—

Net loss	$(3,086)	$(2,210)	$(876)	$3,086	$(3,086)

Accumulated deficit:
Beginning of period	$(504,022)	$(248,742)	$(95,443)	$344,185	$(504,022)
Net income (loss)	(3,086)	(2,210)	(876)	3,086	(3,086)

End of period	$(507,108)	$(250,952)	$(96,319)	$347,271	$(507,108)

15. Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2004
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(3,086)	$(2,210)	$(876)	$3,086	$(3,086)
Adjustments to reconcile net loss to cash provided by (used for) operating activities -
Asset impairment charge	—	1,197	—	—	1,197
Depreciation and amortization	—	7,632	3,903	—	11,535
Losses of subsidiares	3,086	—	—	(3,086)	—
Non-cash interest	3,356	(136)	(98)	—	3,122
Changes in other operating activities	(2,559)	(1,329)	1,309	—	(2,579)

Net cash provided by operating activities	797	5,154	4,238	—	10,189

INVESTING ACTIVITIES:
Capital expenditures	—	(5,189)	(1,793)	—	(6,982)
Proceeds from sale/disposal of fixed assets (net)	—	3	476	—	479

Net cash used for investing activities	—	(5,186)	(1,317)	—	(6,503)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	6,200	—	4,755	—	10,955
Repayment of revolving credit facilities	(6,700)	—	(5,113)	—	(11,813)
Long-term borrowings	—	—	1,365	—	1,365
Repayment of long-term borrowings	—	(118)	(4,389)	—	(4,507)
Other	(36)	—	—	—	(36)

Net cash used for financing activities	(536)	(118)	(3,382)	—	(4,036)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2)	—	(2)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	261	(150)	(463)	—	(352)
CASH AND CASH EQUIVALENTS:
Beginning of period	19	292	1,186	—	1,497

End of period	$280	$142	$723	$—	$1,145

15. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of December 31, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19	$292	$1,186	$—	$1,497
Accounts receivable, net	128,024	75,038	29,447	(185,959)	46,550
Inventories	—	23,456	9,167	—	32,623
Assets held for sale	—	3,291	1,386	—	4,677
Other current assets	33	6,015	6,694	—	12,742

Total current assets	128,076	108,092	47,880	(185,959)	98,089
Property, plant and equipment, net	—	134,757	117,236	—	251,993
Investment in subsidiaries	(12,928)	—	—	12,928	—
Other assets, net	13,609	862	2,128	—	16,599

	$128,757	$243,711	$167,244	$(173,031)	$366,681

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current liabilities:
Accounts payable, trade	$1,430	$31,320	$19,582	$—	$52,332
Accrued liabilities	5,399	18,004	10,082	—	33,485
Current portion of long-term debt	—	568	22,765	—	23,333

Total current liabilities	6,829	49,892	52,429	—	109,150
Intercompany payables	11,828	140,343	33,788	(185,959)	—
Long-term debt, net of current portion	462,995	42,510	88,687	—	594,192
Other non-current liabilities	3,500	997	17,183	—	21,680

Total liabilities	485,152	233,742	192,087	(185,959)	725,022

Class P redeemable common stock	60,000	—	—	—	60,000

Stockholders’ investment (deficit):
Common stock	1	—	—	—	1
Additional paid-in capital	87,144	259,808	71,449	(331,257)	87,144
Accumulated deficit	(504,022)	(248,742)	(95,443)	344,185	(504,022)
Accumulated other comprehensive income (loss)	482	(1,097)	(849)	—	(1,464)

Total stockholders’ investment (deficit)	(416,395)	9,969	(24,843)	12,928	(418,341)

	$128,757	$243,711	$167,244	$(173,031)	$366,681

15. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Accumulated Deficit
For the Three Months Ended March 31, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
OPERATIONS:
Sales	$—	$109,534	$34,087	$—	$143,621
Cost of sales	—	94,071	30,890	—	124,961

Gross profit	—	15,463	3,197	—	18,660
Selling, general and administrative expenses	793	2,502	783	—	4,078

Operating income (loss)	(793)	12,961	2,414	—	14,582
Interest expense	12,098	5,350	931	—	18,379
Other expense	—	—	1,695	—	1,695

Income (loss) before income taxes, equity in earnings (losses) of subsidiaries	(12,891)	7,611	(212)	—	(5,492)
Provision (benefit) for income taxes	(69)	185	(48)	—	68
Equity in earnings of subsidiaries	7,262	—	—	(7,262)	—

Net loss	$(5,560)	$7,426	$(164)	$(7,262)	$(5,560)

ACCUMULATED DEFICIT:
Beginning balance	$(371,333)	$(139,909)	$(70,808)	$210,717	$(371,333)
Net income (loss)	(5,560)	7,426	(164)	(7,262)	(5,560)

Ending balance	$(376,893)	$(132,483)	$(70,972)	$203,455	$(376,893)

15. Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2003
(Amounts in thousands — Unaudited)

	J.L. French
	Automotive		Non-
	Castings,	Guarantor	Guarantor
	Inc.	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(5,560)	$7,426	$(164)	$(7,262)	$(5,560)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	8,440	3,157	—	11,597
Losses of subsidiares	(7,262)	—	—	7,262	—
Non-cash interest	3,949	(62)	42	—	3,929
Changes in other operating activities	(7,659)	(9,865)	25,258	—	7,734

Net cash (used for) provided by operating activities	(16,532)	5,939	28,293	—	17,700

INVESTING ACTIVITIES:
Capital expenditures	—	(5,818)	(2,486)	—	(8,304)

Net cash used for investing activities	—	(5,818)	(2,486)	—	(10,357)

FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	17,800	—	26,313	(25,471)	18,642
Repayment of revolving credit facilities	(26,420)	—	(647)	25,471	(1,596)
Long-term borrowings	—	—	3,991	—	3,991
Repayment of long-term borrowings	—	(58)	(31,345)	—	(31,403)
Other	(330)	—	—	—	(330)

Net cash provided by (used For) financing activities	(8,950)	(58)	(1,688)	—	(10,696)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	23	—	23

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,482)	63	24,142	—	(1,277)
CASH AND CASH EQUIVALENTS:
Beginning of period	25	174	3,138	—	3,337

End of period	$(25,457)	$237	$27,280	$—	$2,060

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

The contracts the Company enters into typically: (i) range from one year to the life of the platform, (ii) are on a sole-source basis, (iii) do not require the purchase by the customer of any minimum number of units, (iv) are at fixed prices subject to annual price reductions or renegotiations and (v) provide for price adjustments related to a portion of the changes in the cost of aluminum. The Company’s sales are dependent on its customers’ production schedules which, in turn, are dependent on retail sales of new automobiles and light trucks.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that the following accounting policies fit this definition:

Critical Accounting Estimates — Preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Ultimate results in these areas could differ from our estimates.

Revenue Recognition — We typically enter into contracts to provide products for the life of a platform for automotive original equipment manufacturers. Revenue is recognized when the product is shipped from our facility as that is the time that title passes to the customer and the selling price is fixed. We establish reserves as appropriate for any pricing related disputes.

Allowance for Doubtful Accounts — Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts, inclusive of reserves for pricing disputes, of $3.6 million at March 31, 2004 is adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

Loss Contracts - As part of existing agreements that were part of an acquisition we made in 1999, we were committed to supply products to customers at selling prices that were not sufficient to cover the costs to produce such product. In such situations, we record a liability for the estimated future amount of losses. Such losses are recognized at the time that the loss is probable and reasonably estimatable and are recorded at the minimum amount necessary to fulfill the obligation to the customer. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and product information, and adjusted as new facts are determined. Any change in the estimate will result in a change in period income. For the three months ended March 31, 2004 and 2003, $0.6 million and $0.7 million, respectively, of loss contract reserves were used. As of March 31, 2004, the reserve has been fully utilized with no future losses estimated.

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

The closure of our Grandville, Michigan production facility, which was announced in December 2002, prompted our review of the recoverability of the long-lived assets at that facility. We categorized the Grandville assets by those that will be transferred to our Sheboygan and Glasgow production facilities, those that will be sold, and those that will be disposed. We projected the future cash flows on the latter two categories of these assets to be less than their carrying value. Our estimated future cash flows for the Grandville assets included assumptions regarding the fair value of assets to be sold, based in part on independent appraisals, and the extent of use and duration of time that the assets will continue to be utilized. During the period ended March 31, 2004, we recorded an additional impairment charge of $1.2 million to revalue the carrying value of $3.3 million related of the Grandville, Michigan facility to $2.1 million as a result of recent market activity. While management believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations. See further discussion of the Grandville closure under “Restructuring Costs” below.

During 2003, we concluded that we could not manufacture components for the key customer at our Saltillo, Mexico facility at an acceptable profit margin. Therefore, the business is being re-sourced to another supplier. As a result, the Company concluded that the cash flows from its Saltillo, Mexico operations would be less than the carrying value of those fixed assets. Accordingly, we recorded an impairment charge of approximately $4.9 million in 2003 related to the fixed assets of that operation. The estimated fair value of $1.8 million at December 31, 2003 was as follows: $1.4 million in assets held for sale and $0.4 million in depreciable property, plant and equipment. In January 2004, we sold a portion of the land for its carrying value of $0.5 million. At March 31, 2004, $0.9 million in assets held for sale and $0.3 in depreciable property, plant and equipment based on the anticipated disposition and use of the equipment, respectively.

During the fourth quarter of 2003, we announced and implemented a restructuring plan for our U.K. operations. As a result, we recognized a charge to earnings of $2.8 million, which reflects $0.6 million in severance costs in accordance with SFAS No. 146 and asset impairments of $2.2 million that were recognized in accordance with SFAS No. 144. See further discussion of the U.K. restructuring costs under “Restructuring Costs” below.

Pension and Other Post-Employment Benefits —The Company maintains two defined benefit pension plans, which cover all union employees of our former Grandville, Michigan facility and pre-acquisition employees at our United Kingdom facilities. Our policy is to fund each plan based upon actuarially determined amounts and as required by law.

The assumptions used to account for plan assets include a discount rate of 5.6% to 6.25% for 2003 based upon a review of long-term bonds as reviewed by our actuaries. The top end of our discount rate range has decreased from our range of 5.6% to 6.75% in 2002. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries as well as review of broad equity and bond indices. In 2004 and 2003, we maintained our long-term return assumption of 8.0%.

We regularly review our actual asset allocation and periodically balance our investments to our targeted allocation when considered appropriate. We will continue to evaluate at least annually our actuarial assumptions, including our expected rate of return, and will adjust these as necessary. Our measurement date for both plans is October 31. For both plans, we follow SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Our actual return on plan assets approximated $4.2 million and $(0.3) million for the years ended December 31, 2003 and December 31, 2002, respectively. We contributed $1.4 million and $2.6 million for the years ended December 31, 2003 and December 31, 2002, respectively. The actual return on plan assets and contributions are based upon a number of actuarial assumptions as described above. The fair value of our plan assets increased from $33.0 million at December 31, 2002 to $40.1 million at December 31, 2003. The investment performance returns, somewhat reduced by our declining discount rates, have decreased our underfunded position from $16.2 million at December 31, 2002 to $15.4 million at December 31, 2003. The Company will be making the required quarterly payments as determined by our actuaries related to our pension plans.

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

We expect pension costs to decrease in 2004 to $1.2 million. The decrease is due primarily to the fact that there will be no additional service cost relative to our Grandville, MI pension plan as the facility was closed on May 31, 2003. For 2004 expense, the discount rate assumption is decreasing from a range of 5.6% to 6.75% for 2003 expense to a range of 5.6% to 6.25%, reflecting the further decline in prevailing market interest rates. Our long-term expected rate of return on plan assets remains at 8.0% for 2004.

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

Income Tax Accounting — As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized, considering future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations. Our historical results have been adversely impacted by the impairment of goodwill and the restructuring charge previously discussed as well as other non-recurring events such as integration difficulties involving the acquisition of Nelson. As a result of accounting charges related to these events, the Company has incurred accounting losses on a cumulative basis since 1999. Because SFAS No. 109, Accounting for Income Taxes, requires that we weight historical reported results greater than projections of future income, management increased the valuation allowance on the deferred tax assets to $93.3 million at the end of 2002. As we potentially realize positive earnings in the future, we will reassess the need for this valuation allowance, and based on positive historical earnings and projections that demonstrate all or a portion of the related tax assets will be utilized, we will appropriately reduce the valuation allowance and credit the income tax provision.

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

During the fourth quarter of 2003, we announced and implemented a restructuring plan for our U.K. operations. As a result, we recognized a charge to earnings of $2.8 million, which reflects $0.6 million in severance costs in accordance with SFAS No. 146 and asset impairments of $2.2 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities (estimated to be completed in the first half of 2004), the closing of the Cheshunt, England facility will result in a net workforce reduction of 50 hourly and salaried employees. The closure of the Birmingham, England tooling operation during the first quarter of 2004 resulted in a net workforce reduction of 21 hourly and salaried employees. The 2003 restructuring charge did not cover certain aspects of the activities that will be occurring in future periods, including the movement of equipment, certain severance costs and employee relocation and training. The remaining estimated costs of $5.3 million, principally related to contractual lease payments, will be recognized in future periods as incurred in accordance with SFAS No. 146.

During the three months ended March 31, 2004, the Company recorded incremental restructuring charges that had not been specifically reserved for in as they did not qualify under SFAS No. 146:

•	$0.2 million in conjunction with the Grandville restructuring

•	$0.1 million in conjunction with the U.K. restructurings. These costs were mainly severance related.

These restructuring costs of $0.3 million, combined with the $1.2 million Grandville impairment charge, totaled $1.5 million in restructuring and impairment charges for the three months ended March 31, 2004.

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

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Sales — Sales for the three months ended March 31, 2004 increased by $3.5 million, or approximately 2.4%, to $147.1 million from $143.6 million for the three months ended March 31, 2003. Sales from our North American operations remained constant at $110.8 million in 2004 compared to $110.4 million in the 2003 period. The North American operations were negatively impacted by weaker production of specific Ford and General Motors (“GM”) platforms, resulting in $0.4 million of lower sales. This was partially offset by higher aluminum prices in the 2004 period, which are passed through to customers, increasing sales by $2.9 million versus the 2003 period. The remainder of the difference was due to lower pricing and component mix.

Sales from our European operations increased to $36.3 million for the three months ended March 31, 2004 from $33.2 million for the three months ended March 31, 2003. Changes in currency rates had the effect of increasing sales by $4.9 million in the 2004 period. On a constant exchange rate basis, sales decreased, as a percentage of sales, by 1.2 percent, or $1.8 million as a result of lower European automotive production.

Cost of Sales — Cost of sales for the three months ended March 31, 2004 increased by $1.2 million, to $126.2 million from $125.0 million for the three months ended March 31, 2003. As a percentage of sales, costs decreased to 85.9% in the 2004 period from 87.0% in the 2003 period. Higher aluminum prices, which are passed on to our customers, had the impact of increasing costs as a percentage of sales by 2.0% in the 2004 period. These cost increases were offset by savings associated with the May 2003 closing of our Grandville, Michigan facility and restructurings in the U.K., and significant continued improvement in labor productivity, reduced supplies costs, and improved usage control in a variety of manufacturing expenses.

Restructuring and Impairment Charges — For the three months ended March 31, 2004, we recorded restructuring charges of $0.3 million, comprised of $0.2 million related to the ongoing closure of our Grandville, Michigan facility (closed on May 31, 2003) and $0.1 million related to various U.K. restructurings. Additionally, we recorded an impairment charge of $1.2 million during the first quarter of 2004 to write down the Grandville, Michigan facility to its current estimated fair value based on market activity.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended March 31, 2004 decreased $0.4 million to $3.7 million from $4.1 million for the three months ended March 31, 2003. As a percentage of sales, these costs decreased to 2.5% in the 2004 period from 2.8% in the 2003 period. The year over year change is attributable mainly to lower incentive expense.

Other Expense — During the three months ended March 31, 2003, the Company recorded a non-cash charge of $1.7 million related to exchange rates on debt denominated in foreign currencies.

Interest Expense — Interest expense for the three months ended March 31, 2004 was $18.1 million, a decrease of $0.3 million from $18.4 million for the three months ended March 31, 2003. Non-cash interest for the three months ended March 31, 2004 and 2003 was $3.1 million and $3.9 million, respectively. The decrease is the result of the expiration of an interest swap agreement as of December 31, 2003 in which we had recorded $0.7 million of interest expense for the three months ended March 31, 2003.

Income Taxes — Pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, the Company continues to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, the Company provides a valuation allowance for tax benefits associated with carryforward foreign losses. Provision for income taxes of $0.6 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively, is primarily the result of taxes payable in certain of the Company’s foreign tax jurisdictions.

Liquidity and Capital Resources

Sources of Cash

The Company’s principal sources of cash are cash flow from operations and commercial borrowings. For the three months ended March 31, 2004 and 2003, we generated cash from operations of $10.2 million and $17.7 million, respectively. Cash generated from operations before changes in working capital items was $15.9 million for the 2004 period compared to $18.1 million in the 2003 period. Changes in working capital used cash of $5.7 million during the 2004 period compared to a use of cash of $0.4 million in the 2003 period. The changes in working capital resulted from changes in trade receivable, inventory and trade payable levels. Trade receivable balances increased in the 2003 period, requiring $6.2 million of cash. The receivables growth in the 2004 period was a result of higher sales as compared to the 2003 period. Inventory reductions resulted in a $0.3 million source of cash due to tighter inventory controls with the continued implementation of our French Operating System quality program, compared to inventory growth in the 2003 period, using cash of $1.6 million. Increased accounts payable was a source of cash of $0.2 million in the 2004 period compared to a $5.1 million source of cash in the 2003 period. This period-over-period decrease was the result of more restrictive credit terms with some of our raw material vendors due to the significant increase in demand in the open markets for all varieties of aluminum (e.g., ingot, scrap, etc.).

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

In connection with the financing described above, we also amended our senior credit facility to extend the revolving credit facility availability until June 30, 2006. Our senior credit facility and the secured second lien notes include certain quarterly restrictive financial covenants including minimum interest coverage and maximum leverage ratios. We were in compliance with all financial covenants at March 31, 2004 and December 31, 2003.

At March 31, 2004, our senior credit facility consisted of: (i) a $134.0 million tranche B term loan that matures in October 2006, bears interest at prime plus 3.5% or minimum LIBOR of 2.5% plus 4.5% and has no scheduled principal repayments until maturity; (ii) a $96.6 million tranche C term that matures in October 2006, bears interest at the greater of 11% or prime plus 6% and has no scheduled principal repayments until maturity; and (iii) a $90.0 million revolving credit facility. At March 31, 2004, borrowings outstanding totaled $59.3 million under the revolving credit facility. At March 31, 2004, rates on borrowings under the senior credit facility varied from 5.1% to 11.0%.

Uses of Cash

Net cash used in investing activities was $6.5 million for the three months ended March 31, 2004 compared to $8.3 million for the three months ended March 31, 2003. The capital expenditure portion of this was $7.0 million and $8.3 million, respectively, with $0.5 million in proceeds from the sale of fixed assets during the 2004 period accounting for the difference. Such capital expenditures were primarily for equipment purchases related to new programs and replacement programs, as well as general maintenance. In 2003, we entered into an agreement to sell and lease back two pieces of equipment at our Sheboygan, Wisconsin facilities. The majority of the assets sold in the transaction were purchased during 2003. Net proceeds from the transaction were approximately $3.0 million.

Net cash used for financing activities for the three months ended March 31, 2004 and 2003 totaled $4.0 million and $10.7 million, respectively. During the 2004 period, the net cash used was primarily to service our foreign debt and our capital lease payments. During the 2003 period, the net cash used was primarily due to cash outlays for the repayment of the unsecured sterling loan notes in February 2003 offset by borrowings under revolving credit facilities.

Liquidity

We have a substantial amount of leverage. As of March 31, 2004, we had outstanding indebtedness of approximately $616.0 million. In addition, our cash interest expense will approximate $61.9 million in 2004. However, the December 2002 financing transactions eliminated all scheduled senior debt principal repayments until 2006. As of March 31, 2004, we had borrowing availability under our revolving credit facility and cash on hand of approximately $28.6 million.

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

At March 31, 2004, our commercial commitments included $3.3 million of standby letters of credit that were available under our senior credit facility.

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

Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2004, all of the Company’s debt other than the outstanding senior subordinated notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.1 million.

The Company currently does not have any derivative financial instruments in place to manage interest costs, but may consider utilizing such instruments in the future as a means to manage interest rate risk.

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

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs recognized during the interim periods. The Company adopted the annual provisions of the revised SFAS No. 132 in 2003 and the interim provisions during the three months ended March 31, 2004.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13c - 15(e) and 15d — 15(e)) as of March 31, 2004, the end of the three month period covered by this report. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have concluded, based on that evaluation, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

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

PART II. OTHER INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings:

     None.

Item 2. Change in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities:

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

During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

(i)	Filing on March 10, 2004. The purpose of the filing, under Item 7, was to disclose the Company’s results for the fourth quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date: May 5, 2004	By	/s/ Anthony A. Barone

Anthony A. Barone
Chief Financial Officer