Form 10-Q
period 2004-06-30
JL FRENCH AUTOMOTIVE CASTING INC
filed 2004-08-12
CIK 1091601

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-84903-1

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 4508 IDS Center Minneapolis, Minnesota (Address of principal executive offices)	13-3983670 (I.R.S. Employer Identification No.) 55402 (Zip Code)

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

The number of shares outstanding of the Registrant’s common stock at August 12, 2004 was 11 shares of Class A common stock, 7 shares of Class A-1 common stock, 21 shares of Class B common stock, 5 shares of Class C common stock, 7 shares of Class D-1 common stock, 7 shares of Class D-2 common stock, 4 shares of Class E common stock, 14 shares of Class P common stock, 65,118 shares of Class Q-1 common stock and 11,593 shares of Class Q-2 common stock. Registrant’s common equity is not publicly traded.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Certification of CEO Required by Section 302
Certification of CFO Required by Section 302
Certification of CEO Required by Section 906
Certification of CFO Required by Section 906

ITEM 1 — FINANCIAL INFORMATION

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — Unaudited)

	June 30,	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$788	$1,497
Accounts receivable, net	50,695	46,550
Inventories	34,802	32,623
Assets held for sale	3,516	4,677
Other current assets	12,251	12,742

Total current assets	102,052	98,089
Property, plant and equipment, net	244,552	251,993
Other assets, net	15,184	16,599

	$361,788	$366,681

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$47,628	$52,332
Accrued liabilities	32,025	33,485
Current portion of long-term debt	21,780	23,333

Total current liabilities	101,433	109,150
Long-term debt, net of current portion	429,840	419,192
Subordinated notes	175,000	175,000
Other noncurrent liabilities	20,225	21,680

Total liabilities	726,498	725,022
Redeemable common stock	60,000	60,000
Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	87,072	87,144
Accumulated deficit	(510,937)	(504,022)
Accumulated other comprehensive loss	(846)	(1,464)

Total stockholders’ deficit	(424,710)	(418,341)

	$361,788	$366,681

The accompanying notes are an integral part
of these condensed consolidated balance sheets.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands — Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$140,049	$132,963	$287,101	$276,584
Cost of sales	120,469	116,453	246,718	241,415

Gross profit	19,580	16,510	40,383	35,169
Selling, general and administrative expenses	3,550	3,758	7,205	7,836
Restructuring and impairment charges	1,721	(58)	3,253	(58)

Operating income	14,309	12,810	29,925	27,391
Cash interest expense	15,259	14,525	30,284	28,980
Non-cash interest expense	3,084	4,285	6,206	8,207

Interest expense	18,343	18,810	36,490	37,187
Other income	—	(2,313)	—	(617)

Loss before income taxes	(4,034)	(3,687)	(6,565)	(9,179)
Provision (benefit) for income taxes	(205)	29	350	97

Net loss	$(3,829)	$(3,716)	$(6,915)	$(9,276)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — Unaudited)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(6,915)	$(9,276)
Adjustments to reconcile net loss to net cash provided by operating activities
Asset impairment charge	1,197	—
Non-cash interest	6,206	8,207
Depreciation and amortization	22,844	23,330
Changes in other operating items	(13,766)	1,885

Net cash provided by operating activities	9,566	24,146
INVESTING ACTIVITIES:
Capital expenditures	(15,400)	(27,761)
Proceeds from sale of property, plant and equipment	1,139	47

Net cash used for investing activities	(14,261)	(27,714)
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	58,705	30,702
Repayments of revolving credit facilities	(49,453)	(3,779)
Long-term borrowings	3,680	9,713
Repayment of long-term borrowings	(8,883)	(33,834)
Other	(72)	(413)

Net cash provided by financing activities	3,977	2,389
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9	119

NET CHANGE IN CASH AND CASH EQUIVALENTS	(709)	(1,060)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,497	3,337

End of period	$788	$2,277

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital leases	$566	$4,742

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

Sales and operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	FINANCIAL LEVERAGE AND COVENANT COMPLIANCE

The Company has a substantial amount of leverage. As of June 30, 2004, the Company had outstanding indebtedness of $626.6 million, and working capital of $0.6 million. In addition, the Company incurred net losses of $132.7 million and $272.1 million in 2003 and 2002, respectively. Total shareholders’ deficit was $424.7 million at June 30, 2004. In 2003, cash interest costs were $60.2 million and total interest costs were $74.8 million. Management believes total interest costs will remain at approximately the same levels in 2004. For the six months ended June 30, 2004, cash interest costs were $30.3 million and total interest costs were $36.5 million. In order to maintain compliance with restrictive loan covenants for the remainder of 2004 and beyond, the Company will need to improve its consolidated earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges (“EBITDA”) and cash flows from current levels. As of June 30, 2004, the Company had borrowing availability under its revolving credit facility and cash on hand of approximately $18.2 million.

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

The Company’s credit facilities contain restrictive covenants that, among other things, limit the Company’s ability to incur indebtedness, make capital expenditures, and pay dividends. The most restrictive covenants require the Company to maintain the following financial ratios:

•	Ratio of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges, or EBITDA, as defined, to consolidated cash interest expense of not less than 1.40 at June 30, 2004 and December 31, 2003 (actual of 1.72 and 1.60, respectively) and 1.50 at December 31, 2004.

•	Ratio of total indebtedness to EBITDA, as defined (“Total Leverage Ratio”), of less than 6.75 at June 30, 2004 and December 31, 2003 (actual of 6.11 and 6.43, respectively) and 6.25 at December 31, 2004.

•	Ratio of indebtedness under the Senior Credit Facility, including outstanding standby letters of credit, to EBITDA, as defined, of less than 3.25 at June 30, 2004 and December 31, 2003 (actual of 2.95 and 3.03, respectively) and 3.25 at December 31, 2004.

The most restrictive quarterly covenant in 2004 will be the Total Leverage Ratio at December 31, 2004. Assuming total debt at $626.5 million (the balance at June 30, 2004), either an EBITDA, as defined, of approximately $102 million would need to be achieved to be in compliance with the required ratio of 6.25 at December 31, 2004 (EBITDA, as defined, was $96.6 million in 2003) or debt would need to be reduced to a sufficient level such that the required ratio would be achieved. Management believes its operating plans for the remainder of 2004 will enable the Company to remain in compliance with the quarterly covenants for the remainder of 2004. Management also believes that cash generated from operations together with available borrowings under the senior credit facility will provide sufficient liquidity and capital resources to fund working capital, debt service obligations and capital expenditures during the remainder of 2004. The assumptions underlying this belief include, among other things, that there will be no future material adverse developments in either the Company’s business or the automotive market in general.

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

On July 14, 2004, the Company announced a tender offer to acquire its outstanding 11 1/2% senior subordinated notes due 2009 (“Notes”). Under the terms of the tender offer as amended, the Company offered to acquire the Notes at a price of $850 per $1,000 principal amount. Completion of the tender offer is conditioned upon, among other things, the tender of a minimum of 85% of the outstanding Notes and the completion of the financing described below. The tender offer expires on August 13, 2004.

The tender offer is being made in connection with a proposed refinancing of the Company’s current credit facilities, as well as a proposed offering of $165 million in preferred equity securities. In support of the refinancing, the Company’s current stockholders may purchase up to $50 million of the preferred equity securities. The Company expects to use the net proceeds from the refinancing and the preferred equity offering to fund the purchase of notes in the tender offer and to repay existing senior indebtedness. There can be no assurances that the Company will be successful in consummating these transactions.

3.	COMPREHENSIVE LOSS

The following presents comprehensive loss, defined as changes in stockholders’ deficit except changes related to transactions with stockholders of the Company, for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(3,829)	$(3,716)	$(6,915)	$(9,276)
Change in cumulative translation adjustment	(587)	1,822	134	2,210
Derivative instrument unrealized income	—	(45)	—	153
Minimum pension liability (U.K. pension plan)	241	(288)	484	(161)

Comprehensive loss	$(4,175)	$(2,227)	$(6,297)	$(7,074)

4.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs recognized during the interim periods. The Company adopted the annual provisions of the revised SFAS No. 132 in 2003 and the interim provisions during 2004. See Note 10 for additional required disclosures.

5.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined by the first in, first out (FIFO) or average cost methods, which approximate current costs. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$16,315	$15,671
Work-in-process	9,076	7,738
Finished goods	9,411	9,214

	$34,802	$32,623

6.	SALE-LEASEBACK

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

The present value of the future minimum lease payments for these two sale-leasebacks was approximately $4.2 million at June 30, 2004.

7.	RESTRUCTURING AND IMPAIRMENT CHARGES

Grandville Restructuring and Asset Impairment (“2002 Restructuring”) —On December 31, 2002, the Company’s board of directors approved a restructuring plan that included the closing of the Grandville, Michigan facility. As a result, the Company recognized a charge to earnings of $21.3 million in the fourth quarter of 2002, which reflected the estimated qualifying exit costs to be incurred over the next year. Included in this charge were estimated costs associated with closing the facility of $3.3 million in accordance with EITF No. 94-3 and asset impairments of $18.0 million that were recognized in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. With the transfer of production to other facilities, the closing of the Grandville, Michigan facility resulted in a net workforce reduction of 225 hourly and salaried employees, which occurred throughout the five-month period ending May 31, 2003. The 2002 restructuring charge did not cover certain aspects of the activities that occurred in 2003, including the movement of equipment, certain severance costs and employee relocation and training. Certain of these costs, totaling $2.7 million (net of $1.0 million of accrual reversals), were recognized in 2003 with the remaining costs estimated at $0.3 million, to be recognized in future periods.

The Company anticipates utilizing the remaining restructuring reserves as originally intended, with the ultimate dispositions occurring during 2004.

During the three and six months ended June 30, 2004, the Company recorded $0.1 million and $0.3 million, respectively, in incremental restructuring charges that had not been specifically reserved for in 2002 as they did not qualify under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in conjunction with the Grandville restructuring. These amounts have been recognized as expense as incurred and are recorded in restructuring and impairment charges in the accompanying condensed consolidated statements of operations.

In connection with the closing of the Grandville facility in the second quarter of 2003, the Company assessed property, plant and equipment in accordance with SFAS No. 144 and reclassified $4.5 million as current assets based on the Company’s preliminary assessment of the likelihood of sale of those assets. These assets are classified as assets held for sale in the accompanying condensed consolidated balance sheets. Certain of the equipment was sold in August 2003. The remaining assets, which primarily consist of real estate held for sale, was $3.3 million as of December 31, 2003. During the period ended March 31, 2004, the Company recorded an additional impairment charge of $1.2 million as a result of recent market activity. This charge is reflected in restructuring and impairment charges in the accompanying condensed consolidated statements of operations. As of June 30, 2004, the assets held for sale are valued at $2.1 million in the condensed consolidated balance sheets.

U.K. Restructuring and Asset Impairment (“2003 Restructuring”) —During the fourth quarter of 2003, the Company announced and implemented a restructuring plan for its U.K. operations. As a result, the Company recognized a charge to earnings of $2.8 million, which reflects $0.6 million in severance costs in accordance with SFAS No. 146 and asset impairments of $2.2 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities estimated to be completed by the end of 2004, the closing of the Cheshunt, England facility will result in a net workforce reduction of 50 hourly and salaried employees. The closure of the Birmingham, England tooling operation resulted in a net workforce reduction of 21 hourly and salaried employees. The 2003 restructuring charge did not cover certain aspects of the activities that will be occurring in future periods, including the movement of equipment, contractual lease payments, certain severance costs and employee relocation and training. During the three and six months ended June 30, 2004, these costs were mainly severance related and amounted to $1.6 million and $1.7 million, respectively, which are reflected in restructuring and impairment charges in the accompanying condensed consolidated statements of operations. The remaining estimated costs of $3.6 million as of June 30, 2004, principally related to contractual lease payments, will be recognized through the remainder of 2004, culminating with the determination of the cease-use date of the facility, in accordance with SFAS No. 146.

Saltillo, Mexico Asset Impairment—During 2003, the Company concluded that it could not manufacture components for its key customer at its Saltillo, Mexico facility at an acceptable profit margin. Therefore, the business was anticipated to be sourced to another supplier. As a result, the Company concluded that the cash flows from its Saltillo, Mexico operations would be less than the carrying value of those fixed assets. Accordingly, the Company recorded an impairment charge of approximately $4.9 million related to the fixed assets of that operation. The estimated fair value of $1.8 million at December 31, 2003 was as follows: $1.4 million in assets held for sale and $0.4 million in depreciable property, plant and equipment. In January 2004, the Company sold a portion of the land for its carrying value of $0.5 million. In April 2004, the Company sold another parcel of land with a carrying value of $0.3 million for $0.6 million. At June 30, 2004, $0.6 million in assets held for sale and $0.3 in depreciable property, plant and equipment are included in the accompanying condensed consolidated balance sheet, based on the anticipated disposition and use of the equipment, respectively.

Company-wide Consolidated Restructuring Activity—The accrual of $0.6 million and $1.1 million at June 30, 2004 and December 31, 2003, respectively, is recorded in accrued liabilities in the Company’s consolidated balance sheets. The following table summarizes activity specific to the initial restructuring accrual established, for 2004 (in thousands):

Balance at December 31, 2003	$1,149
Cash payments	(556)

Balance at June 30, 2004	$593

The Company recorded the following restructuring and impairment charges in the accompanying condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Three Months
	Ended June 30, 2004		Ended June 30, 2003
Asset impairment		$—		$—
Restructuring costs:
Post-retirement medical plan curtailment gain	—		(784)
Equipment moving and related costs	646		385
Severance and employee related costs	1,001		243
Facility closure costs	67		—
Other	7		98

Total restructuring costs		1,721		(58)

Total restructuring and impairment charges		$1,721		$(58)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2004		June 30, 2003
Asset impairment		$1,197		$—
Restructuring costs:
Post-retirement medical plan curtailment gain	—		(784)
Equipment moving and related costs	690		385
Severance and employee related costs	1,275		243
Facility closure costs	67		—
Other	26		98

Total restructuring costs		2,056		(58)

Total restructuring and impairment charges		$3,253		$(58)

The Company has recorded the following activity throughout the duration of the various restructurings (in thousands):

2002 Restructuring

		Lease & Other	Facility	Total
		Contractual	Exit &	Accrued	Non-Cash	Total
	Employee Costs	Obligations	Other Costs	Liability	Charge	Charge
Balance at December 31, 2002	$—	$1,512	$1,843	$3,355	$—	$3,355
Cash payments	(1,040)	(378)	(3,706)	(5,123)
(Reversals) charges	1,040	(995)	2,470	2,514	63	2,577

Balance at December 31, 2003	—	139	607	746	63	5,932
Cash payments	(35)	(89)	(290)	(414)
(Reversals) charges	35	—	227	262	—	262

Balance at June 30, 2004	$—	$50	$543	$593	$63	$6,194

2003 Restructuring

		Lease & Other	Facility	Total
		Contractual	Exit &	Accrued	Non-Cash	Total
	Employee Costs	Obligations	Other Costs	Liability	Charge	Charge
Balance at December 31, 2002	$—	$—	$—	$—	$—	$—
Cash payments	(337)	—	—	(337)
(Reversals) charges	633	—	107	740	—	740

Balance at December 31, 2003	296	—	107	403	—	740
Cash payments	(1,341)	(609)	(247)	(2,197)
(Reversals) charges	1,045	609	140	1,794	—	1,794

Balance at June 30, 2004	$—	$—	$—	$—	$—	$2,534

Total Company-Wide Restructuring

		Lease & Other	Facility	Total
		Contractual	Exit &	Accrued	Non-Cash	Total
	Employee Costs	Obligations	Other Costs	Liability	Charge	Charge
Balance at December 31, 2002	$—	$1,512	$1,843	$3,355	$—	$3,355
Cash payments	(1,377)	(378)	(3,706)	(5,460)
(Reversals) charges	1,673	(995)	2,577	3,254	63	3,317

Balance at December 31, 2003	296	139	714	1,149	63	6,672
Cash payments	(1,376)	(698)	(537)	(2,611)
(Reversals) charges	1,080	609	367	2,056		2,056

Balance at June 30, 2004	$—	$50	$543	$593	$63	$8,728

8.	INCOME TAXES

As of December 31, 2003, the Company had approximately $16.4 million of state tax credit carry forwards which expire through 2018, $105.4 million of state net operating loss carry forwards which expire between 2014 and 2023, $26.0 million of foreign net operating loss carry forwards which expire in 2018 and $202.1 million of federal net operating loss carry forwards which expire between 2018 and 2023. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently invested.

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

9.	LONG-TERM DEBT

Long-term senior debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Senior Credit Facility:
Revolving credit facility	$69,258	$59,798
Tranche B term loan	134,281	133,761
Tranche C term loan	96,878	96,257

Total senior credit facility	300,417	289,816
Secured second lien term loans, net of unamortized discount of $1,725 and $2,333	105,488	101,548
Peseta term loans	18,421	21,684
Obligations under capital leases and other	27,294	29,477

Total senior debt	451,620	442,525
Less current maturities	(21,780)	(23,333)

Total long-term senior debt	$429,840	$419,192

The Company and certain of its direct and indirect subsidiaries have a senior credit facility that provides a tranche B term loan, a tranche C term loan and revolving credit facility which provides for total borrowings and letters of credit of $90 million. As of June 30, 2004, after taking into consideration outstanding borrowings under the revolving credit facility of $69.3 million and outstanding letters of credit of $3.3 million, the Company had borrowing availability under the revolving credit facility and cash on hand of approximately $18.2 million.

As of June 30, 2004, rates on borrowings under the senior credit facility varied from 5.11% to 11.0%. Borrowings under both tranches are due and payable in October 2006. The revolving credit facility is available until June 2006. The senior credit facility is secured by all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law (“Guarantors”). The term loans are subject to the following exit fees: tranche B is 1% in 2003, 2% in 2004, and 3% in 2005 and thereafter, tranche C is 5% over the duration of the loan. At June 30, 2004, approximately $1.6 million and $1.9 million of the outstanding tranche B and tranche C balances, respectively, represents these accrued fees.

In December 2002, the Company issued a secured second lien term loan of $96.4 million, resulting in net proceeds of $94.0 million. The loan bears 12% cash interest, payable quarterly, and 7% deferred interest, payable in 2007. The borrowings and deferred interest are due and payable in December 2007. At June 30, 2004 and December 31, 2003, $10.8 million and $7.1 million, respectively, of the outstanding debt balance was accrued paid-in-kind interest. Borrowings under the loan are secured by a second lien on all of the assets of and guaranteed by all material present and future subsidiaries of the Company, in each case with exceptions for certain foreign subsidiaries and to the extent permitted by applicable law.

The senior credit facility and secured second lien term loan include certain restrictive covenants. The Company was in compliance with all financial covenants at June 30, 2004 and December 31, 2003. The senior credit facility and secured second lien term loan, as amended, requires the Company to maintain certain financial ratios including minimum interest coverage ratios and maximum leverage ratios. They also limit capital expenditures and cash dividends, among other restrictions.

Borrowings under the term loans and secured second lien term loan are subject to mandatory prepayments based on excess cash flow and proceeds from asset sales, as defined in the agreements. As of June 30, 2004, no such prepayments were required.

Other long-term debt consists principally of obligations under capital leases and outstanding loans of the Company’s foreign subsidiaries in Spain and the United Kingdom.

The Company also has outstanding $175 million of senior subordinated notes. These notes mature in May 2009 and bear interest at 11 1/2%.

10.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs were as follows (in thousands):

			Postretirement Benefits Other
	Pension Benefits for the		Than Pensions for the
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$205	$487	$—	$44
Interest cost	408	750	—	106
Expected return on plan assets	(396)	(713)	—	—
Amortization of prior service cost	3	2	—	(14)
Recognition of actuarial loss	—	18	—	—
Curtailment gain	—	—	—	(784)
Other	81	227	—	—

Net periodic benefit costs	$300	$771	$—	$(649)

			Postretirement Benefits Other
	Pension Benefits for the		Than Pensions for the
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$409	$974	$—	$87
Interest cost	816	1,500	—	212
Expected return on plan assets	(792)	(1,425)	—	—
Amortization of prior service cost	6	4	—	(28)
Recognition of actuarial loss	—	37	—	—
Curtailment gain	—	—	—	(784)
Other	161	451	—	—

Net periodic benefit costs	$600	$1,541	$—	$(513)

As part of the restructurings (see Note 7), the Company’s pension and postretirement medical plan obligations were required to be remeasured for purposes of determining any curtailment gains/losses in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Both plans were remeasured at December 31, 2002 and again at May 31, 2003 upon the accelerated plant closure, and in October 2003, the Company exercised its right to terminate the benefits for the hourly participants in the Nelson postretirement medical and death benefit plan. The participants were notified that the benefits would cease on December 31, 2003.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $0.4 million to its domestic pension plan in 2004. For the six months ended June 30, 2004, the Company has contributed $0.1 million to its domestic pension plan. On July 15, 2004, the Company contributed another $0.1 million. The Company presently anticipates that it will contribute the remaining $0.2 million to fund its domestic pension plan in 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage should recognize the effects of the Act on the plan’s accumulated postretirement benefit obligation (“APBO”) and the employer’s postretirement benefit costs and, if so, when and how to account for those effects. FASB Staff Position (“FSP”) 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

The Company will determine whether benefits provided by its plan are actuarially equivalent upon its annual valuation on October 31, 2004. As such, measures of the APBO or net periodic postretirement benefit cost do not reflect any amount associated with the subsidy as the Company continues to determine whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Cash paid for -
Interest	$19,824	$19,182	$29,417	$28,117
Income taxes, net of refunds received	158	182	228	335

The following table presents a reconciliation of total cash paid for interest in the periods presented to the total interest expense recorded in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Cash paid for interest	$19,824	$19,182	$29,417	$28,117
Change in accrual	(4,565)	(4,657)	867	863
Plus:
Non-cash
Secured second term lien loan 7% “in-kind” accrual	1,865	1,718	3,696	3,406
Debt issuance cost amortization	831	834	1,664	1,660
Tranches exit/anniversary fee accruals	570	1,051	1,140	1,616
Secured second term lien loan discount amortization	122	122	244	243
Interest rate swap prepaid interest amortization	—	747	—	1,494
Other	(304)	(187)	(538)	(212)

Total non-cash	3,084	4,285	6,206	8,207

Interest expense, net	$18,343	$18,810	$36,490	$37,187

12.	FOREIGN CURRENCY TRANSACTIONS

The assets and liabilities of all foreign subsidiaries are translated into U.S. dollars using rates of exchange at period end. Results of operations are translated at average rates prevailing throughout the period. Related translation adjustments are recorded as a component of other accumulated comprehensive income (loss). To the extent that transactions are denominated in a currency other than the functional currency, any changes in the expected amount of functional currency cash flows upon settlement of the transaction due to changes in exchange rates will be considered in determining earnings during the period. During the three and six months ended June 30, 2003, the Company recorded $2.3 million and $0.6 million, respectively, of foreign currency exchange income related to borrowings by the U.S. based company to JLF UK. This amount is reflected in “Other income” in the accompanying condensed consolidated statements of operations.

13.	STOCKHOLDERS’ DEFICIT

The following table presents a summary of activity in the accumulated deficit account for the six months ended June 30, 2004 and 2003 (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Beginning balance	$(504,022)	$(371,333)
Net loss	(6,915)	(9,276)

Ending balance	$(510,937)	$(380,609)

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

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of June 30, 2004
(Amounts in thousands — unaudited)

	J.L. French
	Automotive	Guarantor	Non-Guarantor
	Castings, Inc.	Companies	Companies	Eliminations	Consolidated
Assets:
Cash & cash equivalents	$8	$99	$681	$—	$788
Accounts receivable, net	165,260	67,229	32,668	(214,462)	50,695
Inventories	—	25,870	8,932	—	34,802
Assets held for sale	—	2,095	1,421	—	3,516
Other current assets	653	7,549	4,049	—	12,251

Total current assets	165,921	102,842	47,751	(214,462)	102,052
Property, plant & equipment	—	296,154	163,688	—	459,842
Accumulated depreciation	—	(166,343)	(48,947)	—	(215,290)

Net property, plant & equipment	—	129,811	114,741	—	244,552
Investment in subsidiaries	(9,248)	—	—	9,248	—
Other assets, net	102,818	1,017	2,221	(90,872)	15,184

Total assets	$259,491	$233,670	$164,713	$(296,086)	$361,788

Liabilities:
Accounts payable	$1,121	$25,128	$21,379	$—	$47,628
Accrued liabilities	5,512	16,784	9,729	—	32,025
Current portion of long-term debt	—	575	21,205	—	21,780

Total current liabilities	6,633	42,487	52,313	—	101,433
Intercompany payables	45,250	129,225	39,987	(214,462)	—
Other noncurrent liabilities	1,944	636	17,645	—	20,225
Long-term debt, net of current portion	568,547	42,221	84,944	(90,872)	604,840

Total liabilities	622,374	214,569	194,889	(305,334)	726,498
Redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Common stock	1	—	—	—	1
Additional paid-in-capital	87,072	259,808	71,449	(331,257)	87,072
Accumulated deficit	(510,937)	(239,608)	(100,897)	340,505	(510,937)
Accumulated other comprehensive income (loss)	981	(1,099)	(728)	—	(846)

Total stockholders’ investment (deficit)	(422,883)	19,101	(30,176)	9,248	(424,710)

Total liabilities and stockholders’ investment (deficit)	$259,491	$233,670	$164,713	$(296,086)	$361,788

14.	Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Accumulated Deficit
For the Three Months Ended June 30, 2004
(Amounts in thousands — unaudited)

	J.L. French
	Automotive	Guarantor	Non-Guarantor
	Castings, Inc.	Companies	Companies	Eliminations	Consolidated
Sales	$—	$105,429	$35,036	$(416)	$140,049
Cost of sales	—	86,219	34,666	(416)	120,469

Gross profit	—	19,210	370	—	19,580
Selling, general and administrative expenses	(5,498)	7,925	1,123	—	3,550
Restructuring and impairment charges	—	100	1,621	—	1,721

Operating income (loss)	5,498	11,185	(2,374)	—	14,309
Cash interest expense	14,194	99	966	—	15,259
Non-cash interest expense (income)	3,454	(371)	1	—	3,084

Interest expense	17,648	(272)	967	—	18,343
Income (loss) before income taxes	(12,150)	11,457	(3,341)	—	(4,034)
Provision (benefit) for income taxes	(1,555)	113	1,237	—	(205)
Equity in earnings (losses) of subsidiaries	6,766	—	—	(6,766)	—

Net loss	$(3,829)	$11,344	$(4,578)	$(6,766)	$(3,829)

Accumulated deficit:
Beginning of period	$(507,108)	$(250,952)	$(96,319)	$347,271	$(507,108)
Net income (loss)	(3,829)	11,344	(4,578)	(6,766)	(3,829)

End of period	$(510,937)	$(239,608)	$(100,897)	$340,505	$(510,937)

14.	Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Accumulated Deficit
For the Six Months Ended June 30, 2004
(Amounts in thousands — unaudited)

	J.L. French
	Automotive	Guarantor	Non-Guarantor
	Castings, Inc.	Companies	Companies	Eliminations	Consolidated
Sales	$—	$216,107	$71,626	$(632)	$287,101
Cost of sales	—	177,516	69,834	(632)	246,718

Gross profit	—	38,591	1,792	—	40,383
Selling, general and administrative expenses	(23,057)	28,134	2,128	—	7,205
Restructuring and impairment charges	—	1,459	1,794	—	3,253

Operating income (loss)	23,057	8,998	(2,130)	—	29,925
Cash interest expense	28,397	138	1,749	—	30,284
Non-cash interest expense (income)	6,810	(507)	(97)	—	6,206

Interest expense	35,207	(369)	1,652	—	36,490
Income (loss) before income taxes	(12,150)	9,367	(3,782)	—	(6,565)
Provision (benefit) for income taxes	(1,555)	233	1,672	—	350
Equity in earnings (losses) of subsidiaries	3,680	—	—	(3,680)	—

Net income (loss)	$(6,915)	$9,134	$(5,454)	$(3,680)	$(6,915)

Accumulated deficit:
Beginning of period	$(504,022)	$(248,742)	$(95,443)	$344,185	$(504,022)
Net income (loss)	(6,915)	9,134	(5,454)	(3,680)	(6,915)

End of period	$(510,937)	$(239,608)	$(100,897)	$340,505	$(510,937)

14.	Consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2004
(Amounts in thousands — unaudited)

	J.L. French
	Automotive	Guarantor	Non-Guarantor
	Castings, Inc.	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(6,915)	$9,133	$(5,453)	$(3,680)	$(6,915)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charge	—	1,197	—	—	1,197
Non-cash interest	6,744	(448)	(90)	—	6,206
Depreciation and amortization	—	15,135	7,709	—	22,844
Income (loss) from investment in subsidiaries	6,915	—	—	(6,915)	—
Changes in other operating items	(107,154)	(15,211)	7,132	101,467	(13,766)

Net cash provided by (used for) operating activities	(100,410)	9,806	9,298	90,872	9,566
INVESTING ACTIVITIES:
Capital expenditures	—	(9,737)	(5,663)	—	(15,400)
Proceeds from sale of property, plant and equipment	—	20	1,119	—	1,139

Net cash used for investing activities	—	(9,717)	(4,544)	—	(14,261)
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	53,900	—	4,805	—	58,705
Repayments of revolving credit facilities	(44,300)	—	(5,153)	—	(49,453)
Long-term borrowings	90,872	—	3,680	(90,872)	3,680
Repayment of long-term borrowings	—	(282)	(8,601)	—	(8,883)
Other	(72)	—	—	—	(72)

Net cash provided by (used for) financing activities	100,400	(282)	(5,269)	(90,872)	3,977
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	9	—	9

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10)	(193)	(506)	—	(709)
CASH AND CASH EQUIVALENTS:
Beginning of period	19	292	1,186	—	1,497

End of period	$9	$99	$680	$—	$788

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital leases	$—	$—	$566	$—	$566

14.	Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet as of December 31, 2003
(Amounts in thousands — unaudited)

	J.L. French
	Automotive	Guarantor	Non-Guarantor
	Castings, Inc.	Companies	Companies	Eliminations	Consolidated
Assets:
Cash & cash equivalents	$19	$292	$1,186	$—	$1,497
Accounts receivable, net	128,024	75,038	29,447	(185,959)	46,550
Inventories	—	23,456	9,167	—	32,623
Assets held for sale	—	3,291	1,386	—	4,677
Other current assets	33	6,015	6,694	—	12,742

Total current assets	128,076	108,092	47,880	(185,959)	98,089
Net property, plant & equipment	—	134,757	117,236	—	251,993
Investment in subsidiaries	(12,928)	—	—	12,928	—
Other assets, net	13,609	862	2,128	—	16,599

Total assets	$128,757	$243,711	$167,244	$(173,031)	$366,681

Liabilities:
Accounts payable	$1,430	$31,320	$19,582	$—	$52,332
Accrued liabilities	5,399	18,004	10,082	—	33,485
Current portion of long-term debt	—	568	22,765	—	23,333

Total current liabilities	6,829	49,892	52,429	—	109,150
Intercompany payables	11,828	140,343	33,788	(185,959)	—
Other noncurrent liabilities	3,500	997	17,183	—	21,680
Long-term debt, net of current portion	462,995	42,510	88,687	—	594,192

Total liabilities	485,152	233,742	192,087	(185,959)	725,022
Redeemable common stock	60,000	—	—	—	60,000
Stockholders’ investment (deficit):
Common stock	1	—	—	—	1
Additional paid-in-capital	87,144	259,808	71,449	(331,257)	87,144
Accumulated deficit	(504,022)	(248,742)	(95,443)	344,185	(504,022)
Accumulated other comprehensive income (loss)	482	(1,097)	(849)	—	(1,464)

Total stockholders’ investment (deficit)	(416,395)	9,969	(24,843)	12,928	(418,341)

Total liabilities and stockholders’ investment (deficit)	$128,757	$243,711	$167,244	$(173,031)	$366,681

14.	Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Accumulated Deficit
For the Three Months Ended June 30, 2003
(Amounts in thousands — unaudited)

	J.L. French
	Automotive	Guarantor	Non-Guarantor
	Castings, Inc.	Companies	Companies	Eliminations	Consolidated
Sales	$—	$100,202	$32,761	$—	$132,963
Cost of sales	—	85,697	30,756	—	116,453

Gross profit	—	14,505	2,005	—	16,510
Selling, general and administrative expenses	1,188	1,816	754	—	3,758
Restructuring and impairment charges	—	(58)	—	—	(58)

Operating income (loss)	(1,188)	12,747	1,251	—	12,810
Interest expense, net	12,734	5,270	806	—	18,810
Other income	—	—	(2,313)	—	(2,313)

Income (loss) before income taxes	(13,922)	7,477	2,758	—	(3,687)
Provision for income taxes	(49)	192	(114)	—	29
Equity in earnings (losses) of subsidiaries	10,157	—	—	(10,157)	—

Net income (loss)	$(3,716)	$7,285	$2,872	$(10,157)	$(3,716)

Accumulated deficit:
Beginning of period	$(376,893)	$(132,483)	$(70,972)	$203,455	$(376,893)
Net income (loss)	(3,716)	7,285	2,872	(10,157)	(3,716)

End of period	$(380,609)	$(125,198)	$(68,100)	$193,298	$(380,609)

14.	Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Accumulated Deficit
For the Six Months Ended June 30, 2003
(Amounts in thousands — unaudited)

	J.L. French
	Automotive	Guarantor	Non-Guarantor
	Castings, Inc.	Companies	Companies	Eliminations	Consolidated
Sales	$—	$209,735	$66,849	$—	$276,584
Cost of sales	—	179,767	61,648	—	241,415

Gross profit	—	29,968	5,201	—	35,169
Selling, general and administrative expenses	1,981	4,319	1,536	—	7,836
Restructuring and impairment charges	—	(58)	—	—	(58)

Operating income (loss)	(1,981)	25,707	3,665	—	27,391
Interest expense, net	24,832	10,619	1,736	—	37,187
Other income	—	—	(617)	—	(617)

Income (loss) before income taxes	(26,813)	15,088	2,546	—	(9,179)
Provision (benefit) for income taxes	(118)	377	(162)	—	97
Equity in earnings (losses) of subsidiaries	17,419	—	—	(17,419)	—

Net income (loss)	$(9,276)	$14,711	$2,708	$(17,419)	$(9,276)

Accumulated deficit:
Beginning of period	$(371,333)	$(139,909)	$(70,808)	$210,717	$(371,333)
Net income (loss)	(9,276)	14,711	2,708	(17,419)	(9,276)

End of period	$(380,609)	$(125,198)	$(68,100)	$193,298	$(380,609)

14.	Condensed consolidating guarantor and non-guarantor financial information (continued):

J.L. FRENCH AUTOMOTIVE CASTINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2003
(Amounts in thousands — unaudited)

	Automotive	Guarantor	Guarantor
	Castings, Inc.	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(9,276)	$14,712	$2,707	$(17,419)	$(9,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest	8,207	—	—	—	8,207
Depreciation and amortization	—	16,744	6,586	—	23,330
Income (loss) from investment in subsidiaries	(17,419)	—	—	17,419	—
Changes in other operating items	17,612	(13,170)	(2,557)	—	1,885

Net cash provided by (used for) operating activities	(876)	18,286	6,736	—	24,146
INVESTING ACTIVITIES:
Capital expenditures	—	(18,223)	(9,491)	—	(27,714)

Net cash used for investing activities	—	(18,223)	(9,491)	—	(27,714)
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	28,100	—	28,073	(25,471)	30,702
Repayments of revolving credit facilities	(26,820)	—	(2,430)	25,471	(3,779)
Long-term borrowings	—	—	9,713	—	9,713
Repayment of long-term borrowings	—	(118)	(33,716)	—	(33,834)
Other	(413)	—	—	—	(413)

Net cash provided by (used for) financing activities	867	(118)	1,640	—	2,389
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	119	—	119

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9)	(55)	(996)	—	(1,060)
CASH AND CASH EQUIVALENTS:
Beginning of period	25	174	3,138	—	3,337

End of period	$16	$119	$2,142	$—	$2,277

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

Allowance for Doubtful Accounts — Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. Detailed reviews are conducted on any accounts significantly in arrears or of material amounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, management believes the reserve for doubtful accounts, inclusive of reserves for pricing disputes, of $2.5 million at June 30, 2004 is adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

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

The closure of our Grandville, Michigan production facility, which was announced in December 2002, prompted our review of the recoverability of the long-lived assets at that facility. We categorized the Grandville assets by those that were to be transferred to our Sheboygan and Glasgow production facilities, those that were to be sold, and those that were to be disposed. We projected the future cash flows on the latter two categories of these assets to be less than their carrying value. Our estimated future cash flows for the Grandville assets included assumptions regarding the fair value of assets to be sold, based in part on independent appraisals, and the extent of use and duration of time that the assets will continue to be utilized. During the period ended March 31, 2004, we recorded an additional impairment charge of $1.2 million to revalue the carrying value of $3.3 million related of the Grandville, Michigan facility to $2.1 million as a result of prevailing market activity at the time. As of June 30, 2004, the facility remains for sale. While management believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations. See further discussion of the Grandville closure under “Restructuring Costs” below.

During 2003, we concluded that we could not manufacture components for the key customer at our Saltillo, Mexico facility at an acceptable profit margin. Therefore, the business is being re-sourced to another supplier. As a result, the Company concluded that the cash flows from its Saltillo, Mexico operations would be less than the carrying value of those fixed assets. Accordingly, we recorded an impairment charge of approximately $4.9 million in 2003 related to the fixed assets of that operation. The estimated fair value of $1.8 million at December 31, 2003 was as follows: $1.4 million in assets held for sale and $0.4 million in depreciable property, plant and equipment. In January 2004, we sold a portion of the land for its carrying value of $0.5 million. In April 2004, we sold another parcel of land with a carrying value of $0.3 million for $0.6 million. At June 30, 2004, $0.6 million in assets held for sale and $0.3 million in depreciable property, plant and equipment remain based on the anticipated disposition and use of the equipment, respectively.

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

During the fourth quarter of 2003, we announced and implemented a restructuring plan for our U.K. operations. As a result, we recognized a charge to earnings of $2.8 million, which reflects $0.6 million in severance costs in accordance with SFAS No. 146 and asset impairments of $2.2 million that were recognized in accordance with SFAS No. 144. With the transfer of production to other facilities estimated to be completed by the end of 2004), the closing of the Cheshunt, England facility will result in a net workforce reduction of 50 hourly and salaried employees. The closure of the Birmingham, England tooling operation during the first quarter of 2004 resulted in a net workforce reduction of 21 hourly and salaried employees. The 2003 restructuring charge did not cover certain aspects of the activities that will be occurring in future periods, including the movement of equipment, certain severance costs and employee relocation and training. For the three months and six months ended June 30, 2004, we recognized $1.6 million and $1.8 million, respectively, related to these activities. The remaining estimated costs of $3.6 million, principally related to contractual lease payments, will be recognized through the remainder of 2004, culminating with the determination of the cease-use date of the facility, in accordance with SFAS No. 146.

During the three and six months ended June 30, 2004, we recorded incremental restructuring charges that had not been specifically reserved for in as they did not meet the requirements to be accrued under the provisions of SFAS No. 146:

Three months ended June 30, 2004:

•	$0.1 million in conjunction with the Grandville restructuring

•	$1.6 million in conjunction with the U.K. restructurings. These costs were mainly severance related.

Six months ended June 30, 2004:

•	$0.3 million in conjunction with the Grandville restructuring

•	$1.8 million in conjunction with the U.K. restructurings. These costs were mainly severance related.

These restructuring costs, combined with the Grandville impairment charge, were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Restructuring costs	$1,721	$2,056
Grandville impairment charge	—	1,197

Total restructuring and impairment charges	$1,721	$3,253

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

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Sales — Sales for the three months ended June 30, 2004 increased by $7.0 million, or approximately 5.3%, to $140.0 million from $133.0 million for the three months ended June 30, 2003. Sales from our North American operations increased to $105.3 million in the 2004 period from $101.2 million in the 2003 period. The North American operations were positively impacted by stronger production of Ford transmission cases, resulting in $7.5 million of higher sales, and by new business with Getrag that accounted for $2.7 million of higher sales. These higher sales were offset by lower production on specific GM platforms.

Sales from our European operations increased to $34.8 million for the three months ended June 30, 2004 from $31.8 million for the three months ended June 30, 2003. Changes in currency rates had the effect of increasing sales by $3.0 million in the 2004 period.

Cost of Sales — Cost of sales for the three months ended June 30, 2004 increased by $4.0 million, to $120.5 million from $116.5 million for the three months ended June 30, 2003. As a percentage of sales, costs decreased to 86.1% in the 2004 period from 87.6% in the 2003 period. Higher aluminum prices, which are passed on to our customers, had the impact of increasing costs as a percentage of sales by 3.1% in the 2004 period. Specific items that offset these cost increases included improvement in labor productivity, reduced supplies costs, lower scrap and improved usage control in a variety of manufacturing expenses.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended June 30, 2004 decreased $0.2 million to $3.6 million from $3.8 million for the three months ended June 30, 2003. As a percentage of sales, these costs decreased to 2.6% in the 2004 period from 2.8% in the 2003 period. The decrease is attributable mainly to reduced legal and other professional service expenses and lower compensation expenses as a result of a reduction in workforce.

Restructuring and Impairment Charges — Restructuring and impairment charges for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

		Three Months Ended June 30,
	Business Unit	2004	2003
Restructuring costs	Grandville, MI facility	$—	$(58)
Restructuring costs	JLF UK operations	1,721	—

Total		$1,721	$(58)

Restructuring charges for the three months ended June 30, 2004 related to JLF UK operations was comprised of continuing operating lease payments, employee related costs, professional fees, and other exit costs.

Other Income — During the three months ended June 30, 2003, the Company recorded non-cash income of $2.3 million related to exchange rates on debt denominated in foreign currencies.

Interest Expense — Total interest expense for the three months ended June 30, 2004 was $18.3 million compared to $18.8 million in the three months ended June 30, 2003. The decrease was due to amortization of prepaid interest on a swap agreement ceasing December 31, 2003.

(Benefit) Provision for Income Taxes — Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” the Company continues to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, the Company provides a valuation allowance for tax benefits associated with foreign loss carryforwards. For the three months ended June 30, 2004 and 2003, the (benefit) provision for income taxes was $(0.2) million and $29,000, respectively. The 2004 and 2003 (benefit) provision is primarily the result of minimum state and foreign taxes.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Sales — Sales for the six months ended June 30, 2004 increased by $10.5 million, or approximately 3.8%, to $287.1 million from $276.6 million for the six months ended June 30, 2003. Sales from our North American operations increased to $216.0 million in the 2004 period from $211.7 million in the 2003 period. The North American operations were positively impacted by stronger production of specific Ford platforms, particularly transmission cases, resulting in $10.9 million of higher sales, and by new business with Getrag that accounted for $3.5 million of higher sales. These higher sales were offset by lower production on specific GM platforms that resulted in $8.6 million lower sales and lower sales to other customers of $1.5 million.

Sales from our European operations increased $6.2 million, from $64.9 million for the six months ended June 30, 2003 to $71.1 million for the six months ended June 30, 2004. Changes in currency rates had the effect of increasing sales by $8.0 million in the 2004 period. These increases were offset by changes in product mix.

Cost of Sales — Cost of sales for the six months ended June 30, 2004 increased by $5.3 million, to $246.7 million from $241.4 million for the six months ended June 30, 2003. As a percentage of sales, costs decreased to 85.9% in the 2004 period from 87.3% in the 2003 period. Higher aluminum prices, which are passed on to our customers, had the impact of increasing costs as a percentage of sales by 2.5% in the 2004 period. These cost increases were offset by improvement in labor productivity, reduced supplies costs, and improved usage control in a variety of manufacturing expenses.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the six months ended June 30, 2004 decreased $0.6 million to $7.2 million from $7.8 million for the six months ended June 30, 2003. As a percentage of sales, these costs decreased to 2.5% in the 2004 period from 2.8% in the 2003 period. The year over year change is attributable mainly to reduced legal and other professional service expenses and lower compensation expenses as a result of a reduction in workforce.

Restructuring and Impairment Charges — Restructuring and impairment charges for the six months ended June 30, 2004 and 2003 were as follows (in thousands):

		Six Months Ended June 30,
	Business Unit	2004	2003
Asset write-down	Grandville, MI facility	$1,197	$—
Restructuring costs	Grandville, MI facility	—	(58)
Restructuring costs	JLF UK operations	2,056	—

Total		$3,253	$(58)

Restructuring and impairment charges for the six months ended June 30, 2004 consisted of $1.2 million write-down of assets of the Grandville, MI facility and $2.1 million in restructuring costs related to JLF UK operations. The $2.1 million was comprised of continuing operating lease payments, employee related costs, professional fees, and other exit costs.

Other Income — During the six months ended June 30, 2003, the Company recorded non-cash income of $0.6 million related to exchange rates on debt denominated in foreign currencies.

Interest Expense — Total interest expense for the six months ended June 30, 2004 was $36.5 million compared to $37.2 million in the six months ended June 30, 2003. The decrease was due to amortization of prepaid interest on a swap agreement ceasing December 31, 2003.

Provision for Income Taxes — Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” the Company continues to provide a valuation allowance for all U.S. Federal and remaining state deferred tax assets. Additionally, the Company provides a valuation allowance for tax benefits associated with foreign loss carryforwards. For the six months ended June 30, 2004 and 2003, the provision for income taxes was $0.3 million and $0.1 million, respectively. Provision for both periods is primarily the result of minimum state and foreign taxes.

Liquidity and Capital Resources

Sources of Cash

Our principal sources of cash are cash flow from operations and commercial borrowings. For the six months ended June 30, 2004 and 2003, we generated cash from operations of $9.6 million and $24.1 million, respectively. Before changes in working capital items, we used cash of $1.4 million from operations compared to generating cash from operations of $12.5 million during the 2003 period. Changes in working capital used cash of $11.0 million during the 2004 period compared to generating cash of $11.6 million during the 2003 period. The decreases in working capital resulted from changes in trade receivables, inventory and trade payable levels. Trade receivable balances increased in the 2004 period, consuming $4.1 million of cash compared to a source of cash in the 2003 period of $4.1 million. The receivables increase in the 2004 period was a result of higher sales as compared to the 2003 period. Inventory growth used cash of $2.2 million and $1.2 million in the 2004 and 2003 periods, respectively. Decreased accounts payable used cash of $4.7 million compared to a source of cash of $8.7 million in the 2003 period. This period-over-period decrease was the result of more restrictive credit terms with some of our raw material vendors due to the significant increase in demand in the open markets for all varieties of aluminum.

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

In connection with the financing described above, we also amended our senior credit facility to extend the revolving credit facility availability until June 30, 2006. Our senior credit facility and the secured second lien notes include certain quarterly restrictive financial covenants including minimum interest coverage and maximum leverage ratios. We were in compliance with all financial covenants at June 30, 2004 and December 31, 2003.

At June 30, 2004, our senior credit facility consisted of: (i) a $134.3 million tranche B term loan that matures in October 2006, bears interest at prime plus 3.5% or minimum LIBOR of 2.5% plus 4.5% and has no scheduled principal repayments until maturity; (ii) a $96.9 million tranche C term that matures in October 2006, bears interest at the greater of 11% or prime plus 6% and has no scheduled principal repayments until maturity; and (iii) a $90.0 million revolving credit facility. At June 30, 2004, borrowings outstanding totaled $69.3 million under the revolving credit facility. At June 30, 2004, rates on borrowings under the senior credit facility varied from 5.1% to 11.0%.

Net cash provided by financing activities for the six months ended June 30, 2004 and 2003 totaled $4.0 million and $2.4 million, respectively. During the 2004 period, net cash provided was primarily due to borrowings under our revolving senior credit facility to service debt and fund operations. During the 2003 period, net cash provided was primarily due to cash outlays for the repayment of the unsecured sterling loan notes in February 2003 offset by borrowings under revolving credit facilities.

Uses of Cash

Net cash used in investing activities was $14.3 million for the six months ended June 30, 2004 compared to $27.7 million for the six months ended June 30, 2003. The capital expenditure portion of this was $15.4 million and $27.8 million, respectively, with $1.1 million and $47,000, respectively, in proceeds from the sale of fixed assets representing the difference. Such capital expenditures were primarily for equipment purchases related to new programs and replacement programs, as well as general maintenance. In 2003, we entered into an agreement to sell and lease back two pieces of equipment at our Sheboygan, Wisconsin facilities. The majority of the assets sold in the transaction were purchased during 2003. Net proceeds from the transaction were approximately $3.0 million.

Liquidity

We have a substantial amount of leverage. As of June 30, 2004, we had outstanding indebtedness of approximately $626.6 million. In addition, our cash interest expense will approximate $61.9 million in 2004. However, the December 2002 financing transactions eliminated all scheduled senior debt principal repayments until 2006. As of June 30, 2004, we had borrowing availability under our revolving credit facility and cash on hand of approximately $18.2 million.

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

At June 30, 2004, our commercial commitments included $3.3 million of standby letters of credit that were available under our senior credit facility.

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

Interest rate risk is managed by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2004, all of the Company’s debt other than the outstanding senior subordinated notes was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.5 million.

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

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs recognized during the interim periods. The Company adopted the annual provisions of the revised SFAS No. 132 in 2003 and the interim provisions during 2004.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13c — 15(e) and 15d — 15(e)) as of June 30, 2004, the end of the three month period covered by this report. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have concluded, based on that evaluation, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

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

     (b) Reports on Form 8-K:

During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

(i)	Filing on May 5, 2004. The purpose of the filing, under Item 7, was to disclose the Company’s results for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.L. FRENCH AUTOMOTIVE CASTINGS, INC.

Date: August 12, 2004	By	/s/ Anthony A. Barone

Anthony A. Barone
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.